Form 10KSB
period 2000-06-30
PALAL MINING CORP
filed 2000-10-12
CIK 1102944

=====================================================================

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - June 30, 2000
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                  Commission file number 333-94631



                     PALAL MINING CORPORATION
       (Exact name of registrant as specified in its charter)


NEVADA                                  88-0435904
(State or other jurisdiction of         (Employer Identification No.)
incorporation or organization)

                      1040 West Georgia Street
                             Suite 1160
                    Vancouver, British Columbia
                          Canada   V6E 4H1
   (Address of principal executive offices, including zip code.)

                          (604) 605-0885
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State Issuer's revenues for its most recent fiscal year.
     June 30, 2000 - $-0-.


=====================================================================

The aggregate market value of the voting stock held by non-affiliates on October 11, 2000 was $-0-. There are approximately 1,059,420 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: October 11, 2000 - 6,059,420 shares of Common Stock

Documents Incorporated by Reference

1. Our Form SB-2 Registration Statement (SEC File #333-94631), which was filed on January 13, 2000 with the Securities and Exchange Commission and all amendments thereto.


2. All reports filed with the Securities and Exchange Commission after January 13, 2000.

 .
Transitional Small Business Issuer Format
     YES [   ]   NO [ x ]

                               PART I


ITEM 1.   BUSINESS.

General

     We were incorporated in the State of Nevada on September 2, 1999. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 and our business office is located at 1160 - 1040 West Georgia Street, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Ltd. on a month to month basis and our monthly rental is $-0-.

Background

     In September 1999, Hugh Grenfal our President and a member of the board of directors, acquired one mineral property containing ten mining claims in British Columbia, Canada by arranging the staking of the same through a third party. Mr. Grenfal paid $2,644 to stake the claims. The claims are recorded in Mr. Grenfal's name to a avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Grenfal transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Grenfal will be liable to us for monetary damages for breach of his warranty of title. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

     To date we have not performed any work on our property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Location and Access

     The Mak Sikker property consists of 10 claims totaling approximately 625 acres. The claims are on the western slope of Mt. Kobau, northwest from the village of Creston, in south-central British Columbia. Highway 3 runs immediately south of the property and there is good road access to the top of Mt. Kobau.

Physiography

     The property is situated in the Similkameen Valley within the southern central interior of British Columbia. Elevations range from 1,800 feet in the southwest to 6,000 feet on Mt. Kobau. The relatively flat summit of Mt. Kobau is at the southern end of a north ridge. The west side of this ridge falls steeply toward the Similkameen Valley. The slope drained by Manery Creek is fairly steep and rugged.

     Vegetation consists mainly of open grasslands with some Ponderosa Pine and fir. The Similkameen bottomland is cultivated and used for grazing. The climate features warm summers and mild winters. Water is not plentiful, as the flow in Manery Creek is intermittent. Water for exploration purposes would have to be brought from the Similkameen River or one of the small ponds northwest of the peak of Mount Kobau.

Property Geology

      The major type of rock found on the property is quartz. Gold, silver and copper are found in quartz veins. We have determined that there are quartz veins on the property. We have not determined if there is any gold, silver or copper in the quartz veins.

Our Proposed Exploration Program

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     Our exploration program is designed to economically explore and evaluate our properties.

     We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

     We intend to implement an exploration program and intend to proceed in the following three phases:

     Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on our properties.

     When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area.

     Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

     Phase 1 will take about 3 months and cost up to $20,000.

     Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

     *    more extensive trenching
     *    more advanced geophysical work
     *    drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals . The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

     Phase 2 will take about 3 months and cost up to $20,000.

     Phase 3 is aimed at precisely defining the depth, the width, the
length, the tonnage and the value per ton of any  mineral  body.   This
is accomplished through extensive drift driving. Phase 3 will take about 6 months and cost up to $80,000.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Competitive Factors

     The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or
removal or  mineral  from out property.   Readily available gold
markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

     *    locating claims
     *    posting claims
     *    working claims
     *    reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

     1.   Health and Safety
     2.   Archaeological Sites
     3.   Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No
endangered species will be disturbed.   Restoration of the disturbed
land will be completed according to law.  All holes, pits and shafts
will be sealed upon abandonment of the property.   It is difficult to
estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Employees

     Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Hugh Grenfal and Sergei Stetsenko, our officers and directors.

Employees and Employment Agreements

     At present, we have no employees, other than Messrs. Grenfal and
Stetsenko, our officers and directors, who   were compensated  for
their services. Messrs. Grenfal and Stetsenko do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

Risk Factors

     Please consider the following risk factors before deciding to invest in our common stock

Risks Associated with Our Company:

      1. We expect losses to continue, and the failure to generate revenues could cause us to go out of business.

     We were incorporated in September 1999 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $292,824. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

     *    our ability to locate a profitable mineral property
     *    our ability to generate revenues
     *    our ability to reduce exploration  stage  costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

      2. We are subject to risks inherent in the establishment of a new business enterprise.

     We are subject to risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns. If we are not able to address these events, should they occur, we may have to curtail or suspend our operations.

     3. We have no known mineral reserves and if cannot find any we will have to cease operations.

     We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot develop the mineral reserve, either because we do not have money to do it or because it will not be economically feasible to do it, we will have to cease operations an you will loose your investment.

     4. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause roads leading to our claims to be impassible during four months of the year. When roads are impassible, we are unable to work and generate income.

     5. Because we are small and do not have much capital, we must limit our exploration.

     Because we are small and do not have much capital, we must limit our exploration. There are other larger exploration companies that could and probably would spend more time and money exploring our property.

      6. We will have to suspend our exploration plans if we do not have access to all of the supplies and materials we need.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, like dynamite, and equipment like bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials during the next fiscal year. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     7.  People we do business with may not be year 2000 compliant.

     We are year 2000 compliant. We do not know if people we will be doing business with in the future are year 2000 compliant. If someone we do business with is not year 2000 compliant, the services or products he furnishes to us could be interrupted. If the services or products are interrupted, we may have to suspend operations while he corrects his year 2000 compliance.

     8.  We may not have enough money to complete our exploration .

     We may not have enough money to complete the exploration of our property. If it turns our that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

      9. Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies.

     Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies. In the future, if we decide to acquire a mining property which is also sought by one of the companies which Mr. Grenfal or Mr. Stetsenko are officers or directors, a direct conflict of interest could result.

      10. Because we are a penny stock, you may not be able to resell our shares.

     Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell our shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

     11. Messrs. Grenfal and Stetsenko's control can have a depressive effect on the market price of stock.

     Because Messrs. Grenfal and Stetsenko will control us, the value
attributable to the right to vote is gone.   This could result in a
reduction in the market value to the shares you own because of the ineffective voting power.

      12. Because there is no public trading market for our common stock, you may not be able to resell your shares.

     There is currently no public trading market for our common stock. Therefore there is no central place, like a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. Therefore, you may not be able to resell your shares.

     13. Sales of common by our officers and directors will likely cause the market price for the common stock to drop.

     A total of 5,000,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.055. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.


ITEM 2.   DESCRIPTION OF PROPERTIES.

     We own no real property, other than our mining claim.

     Our administrative office is located at 1160-1040 West Georgia Street, Vancouver, British Columbia, Canada V6E 4H1 , telephone (604) 605-0885 and our registered statutory office is located at 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120.


ITEM 3.   LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders during the fourth quarter which ended June 30, 2000.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

     No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

     We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,059,420 shares of common stock outstanding as of October 11, 2000, 5,000,000 shares were issued to our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

     At October 11, 2000, there were 89 holders of record.

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for for our operations in the foreseeable future.

SEC Rule 15g

     Our shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

      This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by
their nature, refer to future events.   You should not place undue
certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

      To meet our need for cash we are attempting to raise money from a public offering. There is no assurance that we will be able to raise enough money through any offering to stay in business. What ever money we do raise, will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.


     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on September 2, 1999

     We just recently acquired our first property and are commencing the research and exploration stage of our mining operations on that property at this time.

     Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 2, 1999 to March 31, 2000 was $132, as a result of proceeds received from advances. In addition a related party paid expenses in the amount of $17,684 directly to providers, and must be paid back.

Liquidity and Capital Resources

     As of the date of this Form 10-KSB, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 1999. This was accounted for as a compensation expense of $273,586 and advances and reimbursement expenses of $1,414. Since June 30, 2000, we sold 1,059,420 shares of common stock to 87 persons and received $105,942.

      Since our inception, Mr. Grenfal, has paid expenses from us in the total sum of $17,684, which included organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Grenfal will accept repayment from us when money is available.

     As of June 30, 2000, our total assets were $531 and our total liabilities were $23,794.

Year 2000 Compliance

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Year 2000 State of Readiness

      To address Year 2000 issues, we developed and implemented a plan to become Year 2000 ready. The Year 2000 Plan covers the computers and technology which we use in the research and exploration of our properties. We have reviewed our technology consisting of computer hardware and software systems and found them to be Year 2000 ready. Since we do not have any vendors we cannot make any assessment of third parties. In the future, we intend to evaluate and assess the systems of any third party providers with whom we do business.

Year 2000 Costs

     To date, we have incurred no historical costs associated with our Year 2000 readiness and the magnitude of any future costs will depend upon the nature and extent of any problems that are identified.

Year 2000 Risks

     Our failure to correct a material Year 2000 problem could result in a complete failure or degradation of the performance of our computers which will interrupt our operations.

     Presently, however, we believe that our most reasonably likely worst case scenario related to the Year 2000 issue is associated with potential concerns with third party providers' services or products. In the future, we will be dependent on third-party vendors to provide manual labor, research data and studies on our properties. A significant Year 2000-related disruption to one of these vendor's computer software and/or equipment could cause a delay in our proposed research and explorations which in turn could materially and adversely affect our results of operations, liquidity and financial condition. Since we have not started business, we have not hired any third party
vendors.   Therefore  we are not presently aware of any vendor-related
Year 2000 issues that are likely to result in a disruption. There is no assurance that Year 2000 third party vendors will not occur in the future.

Year 2000 Contingency Plans

     Since our equipment is Year 2000 ready, we have not adopted any Year 2000 contingency plans.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          INDEPENDENT AUDITOR'S REPORT                      F-1

          FINANCIAL STATEMENTS

               Balance Sheet                                F-2

               Statement of Operations                      F-3

               Statement of Stockholders' Equity
               (Deficit)                                    F-4

               Statement of Cash Flows                      F-5

          NOTES TO THE FINANCIAL STATEMENTS                 F-6

Board of Directors
Palal Mining Corporation
Vancouver, BC
CANADA
                    INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Palal Mining Corporation, (an exploration stage enterprise), as of June 30, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from September 2, 1999 (inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palal Mining Corporation, as of June 30, 2000, and the results of its operations and its cash flows for the period from September 2, 1999 (inception) to June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2, the Company has been in the exploration stage since its inception on September 2, 1999. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

July 31, 2000

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                           BALANCE SHEET
                           June 30, 2000



ASSETS

CURRENT ASSETS
 Cash                                             $         56
                                                  ------------
     Total Current Assets                                   56
                                                  ------------
OTHER ASSETS
 Deposits                                                  411
 Mining claims                                              64
                                                  ------------
     Total Other Assets                                    475
                                                  ------------
 TOTAL ASSETS                                     $        531
                                                  ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                 $      2,570
 Related party payable                                  21,224
                                                  ------------
     Total Current Liabilities                          23,794
                                                  ------------
COMMITMENTS AND CONTINGENCIES                              -
                                                  ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock,100,000,000 shares authorized,
  $0.00001 par value; 5,000,000 shares issued
  and outstanding                                           50
 Additional paid-in-capital                            274,950
 Deficit accumulated during the exploration stage     (298,263)
                                                  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (23,263)
                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $        531
                                                  ============











   The accompanying notes are an integral part of these financial statements.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                      STATEMENT OF OPERATIONS
 For the Period from September 2, 1999 (Inception) to June 30, 2000



REVENUES                                          $        -

EXPENSES
 Consulting services provided by directors             273,586
 Rent                                                      821
 General and administrative expense                        616
 Legal and accounting                                   21,874
 Miscellaneous                                             125
 Mining exploration                                      1,241
                                                  ------------
     TOTAL EXPENSES                                    298,263
                                                  ------------
LOSS BEFORE INCOME TAXES                              (298,263)

INCOME TAXES                                               -
                                                  ------------
NET LOSS                                          $   (298,263)
                                                  ============
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED                                 $      (0.06)
                                                  ============
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED                                    5,000,000
                                                  ============
























   The accompanying notes are an integral part of these financial statements.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
 For the Period from September 2, 1999 (Inception) to June 30, 2000


                                                  Deficit
                                                  Accumulated
                        Common Stock   Additional during the   Total
                      Number           Paid-In    Exploration  Stockholders'
                      of Shares Amount Capital    Stage        Equity (Deficit)

Issuance of common stock
for mining claims and
executive compensation at
$0.055 per share     5,000,000 $   50  $ 274,950 $      -    $   275,000

Net loss for the period
ending June 30, 2000       -      -          -     (298,263)    (298,263)
                    ---------- ------  --------- ----------  -----------
Balance
June 30, 2000        5,000,000 $   50  $ 274,950 $ (298,263) $   (23,263)
                    ========== ======  ========= ==========  ===========

































   The accompanying notes are an integral part of these financial statements.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                      STATEMENT OF CASH FLOWS
 For the Period from September 2, 1999 (Inception) to June 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                              $   (298,263)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Payment of expenses from issuance of stock                274,804
  Increase in:
   Deposits                                                    (411)
   Accounts payable                                           2,570
   Loan from related party                                   21,224
                                                       ------------
Net cash provided by operating activities                       (76)
                                                       ------------
CASH FLOWS FROM INVESTING ACTIVITIES                            -
                                                       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from advances                                         132
                                                       ------------
 Net cash provided by financing activities                      132
                                                       ------------
 Increase in cash                                                56

 Cash, beginning of period                                      -
                                                       ------------
 Cash, end of period                                   $         56
                                                       ============
SUPPLEMENTAL DISCLOSURES:
 Interest paid                                         $        -
                                                       ============
 Income taxes paid                                     $        -
                                                       ============
NON-CASH TRANSACTIONS:
 Stock issued in payment of expenses                   $    274,804
 Stock issued in payment of advances                   $        132
 Stock issued in payment of mining claims              $         64
















   The accompanying notes are an integral part of these financial statements.

                     PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Palal Mining Corporation (hereinafter "the Company") filed for incorporation on September 2, 1999 under the laws of the state of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company's fiscal year end is June 30.

The Company is actively seeking additional capital and management believes that the Company can develop mineral properties, which it has acquired in British Columbia. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the exploration stage, as it has not realized any significant revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Exploration Stage Activities
The Company has been in the exploration stage since its formation in September 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

                     PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Valuation
Management has elected to value foreign currency transactions on the date the transaction concludes. The conversion is calculated by multiplying the foreign currency value by the exchange rate at the close of the nearest trading day.

Foreign Currency Translation
The Company has adopted Financial Accounting Standard No. 52. There were no foreign currency translation adjustments required at June 30, 2000. The Company will record future foreign currency translation results as a separate component of stockholders' equity.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $56 as of June 30, 2000. This amount is not insured.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2000.

                     PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Costs
In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred.

Compensated Absences
Currently, the Company has no employees; therefore it is impracticable to estimate the amount of compensation for future absences and no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Provision for Taxes
At June 30, 2000, the Company had a net operating loss of approximately $298,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.

Going Concern
The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $298,263 for the period ended June 30, 2000, and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                     PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 3 - COMMON STOCK

On September 2, 1999, 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The above referenced shares were issued in payment of consulting services in the amount of $273,586 and repayment of mining claim recording fees of $64, expenses of $1,218 and advances of $132. These shares were issued pursuant to exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In September 1999, the Company, through Mr. Hugh Grenfal, president and a member of the board of directors, acquired ten Mak mining claims located in the Osoyoos Mining Division of British Columbia, Canada.

NOTE 4 - LEASES

On March 31, 2000, the Company entered into an office lease agreement with Callinan Mines Limited for a period of approximately three years for $607 Canadian dollars per month (the exchange rate to the US dollar on June 30, 2000 was $0.676). The lease expires on June 29, 2003. The minimum future lease payments as of June 30, 2000 for the remaining life of the lease are:

     Fiscal Year Ended June 30:              Amount
               2001                          $    4,926
               2002                               4,926
               2003                               4,926
                                             ----------
     Total minimum lease payments            $   14,778
                                             ==========

NOTE 5 - RELATED PARTIES

An officer of the Company has advanced monies to the Company for the payment of legal fees. This amount is uncollateralized and has been recorded as a short-term loan, bearing no interest and having no specific due date.

The Company occupies office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. On May 1, 2000, the Company entered into a lease agreement with Callinan for a period of approximately three years. See Note 4.

                     PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration and development of mineral properties. At present there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

The Company is presently undertaking the required steps to register as a publicly traded company. In this regard, the Company has signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $25,000. Of this amount, $12,500 has been paid and is recorded as professional fees. The remaining $12,500 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB.


                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Each of our directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, age and position of our present officers and directors are set forth below:

Name                     Age       Position

Hugh Grenfal             30        President, Treasurer, Principal
                                   Accounting Officer and a member of
                                   the Board of Directors

Sergei Stetsenko         29        Secretary and a member of the
                                   Board of Directors

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the Board of Directors after each annual meeting of shareholders and hold office until their death, or until they resign or have been removed from office.

     Hugh Grenfal has been our President, Treasurer, Principal Accounting Officer and a member of our board of directors since
inception.  From   January 1991 to June 1996 , Mr. Grenfal was
President of Booker Gold Explorations Ltd., a mining and exploration corporation located in Vancouver, British Columbia. Since October 1996, Mr. Grenfal has been a Director of Callinan Mines Ltd., a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba,
Canada.   Since June 1999, Mr. Grenfal has been President of Paxton
Mining Corporation located in Vancouver, British Columbia. Paxton Mining Corporation is a mining company. Since September 1999, Mr. Grenfal has been President of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining is a mining company. Since September 1999, Mr. Grenfal has been President of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining is a mining company. Mr. Grenfal is currently not a full-time employee with another entity.

     Sergei Stetsenko has been our Secretary and a member of our board of directors since inception. From December 1994 to June 1996, Mr. Stetsenko was the operations manager of Booker Gold Explorations Ltd. His responsibilities included overseeing and implementation of exploration programs and a member of the Hearne Hill copper deposit discovery team. From October 1996 to the present, Mr. Stetsenko was the operations manager of exploration for Callinan Mines Limited.
Since September 1999, Mr. Stetsenko has been Secretary of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining Corporation is a mining company. Since September 1999, Mr. Stetsenko has been Secretary of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining Corporation is a mining company. Mr. Stetsenko is currently not a full-time employee with another entity.

     All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Our officers and directors intend to devote approximately 80% of their time to the operation of our business.

     None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

     We have not held an annual meeting of shareholders since inception.

Compliance with Section 16(a) of the Exchange Act.

     The Company's directors, executive officers and ten percent shareholders made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth the compensation paid to our officers during fiscal 2000. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.
Sergei Stetsenko

                   SUMMARY COMPENSATION TABLE [1]

(a)            (b)  (c)    (d)   (e)     (f)        (g)        (h)     (i)
                                 Other              Securities
Name and                         Annual  Restricted Underlying All     Other
Principal                        Compen- Stock      Options/   LTIP    Compen
Position       Year Salary Bonus sation  Award(s)   SARs       Payouts sation

Hugh Grenfal   2000 -      -     -       -          -          -       -
 President/    1999 -      -     -       -          -          -       -
 Treasurer     1998 -      -     -       -          -          -       -

Sergei         2000 -      -     -       -          -          -       -
 Stetsenko     1999 -      -     -       -          -          -       -
 Secretary     1998 -      -     -       -          -          -       -

[1] All compensation received by the officers and directors has been disclosed.

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2000.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

     Each member of the Board of Directors received 50,000 shares of common stock to serve on the Board of Directors during fiscal 1999. The directors did not receive any other compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the Board of Directors.

     We do not expect to pay salaries to any of our officers until such time as we generate sufficient revenues to do so any compensation earned prior to this is expected to be waived. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Washington.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth, as of October 11, 2000, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. Each of the stockholders listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name of
Beneficial                         Shares              Percentage
owner [1]                          Owned               of Ownership

Hugh Grenfal                       2,500,000           41.26%

Sergei Stetsenko                   2,500,000           41.26%

---------------------
All Officers and
Directors as a
Group (2 persons)                  5,000,000           82.50%

[1] The persons named above may be deemed to be a parent and promoter of our company by virtue of his/its direct and indirect stock holdings. Messrs. Grenfal and Stetsenko are the only promoters of our company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September 1999, we issued a total of 5,000,000 shares of restricted common stock to Hugh Grenfal and Sergei Stetsenko, officers and directors of our company. This was accounted for as a compensation expense of $273,586 and advances and reimbursement expenses of $1,414.

     Since our inception, Mr. Grenfal, advanced loans to us in the total sum of $12,500, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Grenfal will accept repayment from us when money is available.


                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the period ended June 30, 2000.

(b)  Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94631 on January 13, 2000. Such exhibits are incorporated herein by reference pursuant too Rule 12b-32:

Exhibit No.    Document Description
------------   -------------------

 3.1           Articles of Incorporation.
 3.2           Bylaws.
 4.1           Specimen Stock Certificate.
 5.1 Opinion of Conrad C. Lysiak, Esq. regarding the legality of the Securities being registered.
10.1           Mak 1 Claim.
10.2           Mak 2 Claim.
10.3           Mak 3 Claim.
10.4           Mak 4 Claim.
10.5           Mak 5 Claim.
10.6           Mak 6 Claim.
10.7           Mak 7 Claim.
10.8           Mak 8 Claim.
10.9           Mak 9 Claim.
10.10          Mak 10 Claim.
10.11          Statement of Trustee.
10.12          Deed.
99.1           Subscription Agreement.

     The following documents are incorporated herein:

27             Financial Data Schedule

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of October 2000.

                         PALAL MINING CORPORATION
                         (Registrant)


                         BY:  /s/ Hugh Grenfal
                              Hugh Grenfal, President

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 11th day of October, 2000.


SIGNATURES                    TITLE                    DATE



/s/ Hugh Grenfal         President, Chief Executive    10/11/2000
Hugh Grenfal             Officer, Treasurer, Principal
                         Accounting Officer, Principal
                         Financial Officer, and a member
                         of the Board of Directors

/s/ Sergei Stetsenko     Secretary and a member        10/11/2000
Sergei Stetsenko         of the Board of Directors