Form 10QSB
period 2000-09-30
PALAL MINING CORP
filed 2000-11-14
CIK 1102944

=====================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from           to

                  COMMISSION FILE NUMBER 333-94631

                      PALAL MINING CORPORATION
       (Exact name of registrant as specified in its charter)

NEVADA                                  88-0435904
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                         1040 West Georgia
                             Suite 1160
                     Vancouver, British Columbia
                          Canada   V6E 4H1
              (Address of principal executive offices)

                           (604) 605-0885
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 5,451,850

=====================================================================

Board of Directors
Palal Mining Corporation
Vancouver, BC
CANADA

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Palal Mining Corporation (an exploration stage enterprise) as of September 30, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended September 30, 2000, for the period from September 2, 1999 (inception) to September 30, 1999, and for the period from September 2, 1999 (inception) to September 30, 2000. All information included in these financial statements is the representation of the management of Palal Mining Corporation.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period from September 2, 1999
(inception) to June 30, 2000 were audited by us and we expressed an unqualified opinion on it in our report dated July 31, 2000. We have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 10, 2000

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                           BALANCE SHEETS

                                        September 30,  June 30,
                                        2000           2000
(Unaudited)
ASSETS
 CURRENT ASSETS
  Cash                                  $   42,694     $       56
                                        ----------     ----------
     Total Current Assets                   42,694             56
                                        ----------     ----------
 OTHER ASSETS
  Deposits                                     411            411
  Mining claims                                 64             64
                                        ----------     ----------
     Total Other Assets                        475            475
                                        ----------     ----------
TOTAL ASSETS                            $   43,169     $      531
                                        ==========     ==========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES
  Accounts payable                      $    6,054     $    2,570
  Related party payable                     26,042         21,224
                                        ----------     ----------
     Total Current Liabilities              32,096         23,794
                                        ----------     ----------
 COMMITMENTS AND CONTINGENCIES                  -              -
                                        ----------     ----------

 STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, 100,000,000 shares
   authorized, $0.00001 par value;
   5,451,850 and 5,000,000 shares
   issued and outstanding, respectively         55             50
  Additional paid-in-capital               320,130        274,950
  Deficit accumulated during
   exploration stage                      (309,112)      (298,263)
                                        ----------     ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        11,073        (23,263)
                                        ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $   43,169     $      531
                                        ==========     ==========






       See accompanying notes and accountant's review report.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                      STATEMENTS OF OPERATIONS

                                        For the        For the
                                        Period From    Period From
                                        September 2,   September 2,
                         For the        1999           1999
                         Three Months   (Inception)    (Inception)
                         Ended          to             to
                         September 30   September 30   September 30
                         2000           1999           2000
                         (Unaudited)    (Unaudited)    (Unaudited)

REVENUES                 $      -       $       -      $       -
                         ---------      ----------     ----------
E X P E N S E S
 Consulting services
  provided by directors         -          273,586        273,586
 Rent                        1,208              -           2,029
 General and administrative
  expense                    4,085              -           4,701
 Legal and accounting        4,253              -          26,127
 Travel                      1,227              -           1,227
 Meals                          76              -              76
 Miscellaneous                  -               -             125
 Mining exploration             -               -           1,241
                         ---------      ----------     ----------
TOTAL EXPENSES              10,849         273,586        309,112
                         ---------      ----------     ----------
LOSS BEFORE INCOME TAXES   (10,849)       (273,586)      (309,112)

INCOME TAXES                    -               -              -
                         ---------      ----------     ----------
NET LOSS                 $ (10,849)     $ (273,586)    $ (309,112)
                         =========      ==========     ==========
NET LOSS PER COMMON SHARE,
 BASIC AND DILUTED       $     nil      $    (0.05)    $    (0.06)
                         =========      ==========     ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON STOCK SHARES
 OUTSTANDING, BASIC
 AND DILUTED             5,058,044       5,000,000      5,013,519
                         =========      ==========     ==========








See accompanying notes and accountant's review report.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                     Deficit
                                                     Accumulated   Total
                       Common Stock     Additional   during the    Stockholders'
                    Number              Paid-In      Exploration   Equity
                    of Shares Amount    Capital      Stage         (Deficit)

Issuance of common
 stock for mining
 claims and executive
 compensation at
 $0.055 per share  5,000,000 $ 50      $ 274,950     $       -     $  275,000

Net loss for the
 period ending
 June 30, 2000            -    -              -        (298,263)     (298,263)
                   --------- ----      ---------     ----------    ----------
Balance,
 June 30, 2000     5,000,000   50        274,950       (298,263)      (23,263)

Sale of common stock
 at $0.10 per share  451,850    5         45,180             -         45,185

Net loss for the
 period ended
 September 30, 2000       -    -              -        (10,849)       (10,849)
                   --------- ----      ---------    ----------     ----------
Balance,
 September 30, 2000
 (Unaudited)       5,451,850 $ 55      $ 320,130    $ (309,112)    $   11,073
                   ========= ====      =========    ==========     ==========


















See accompanying notes and accountant's review report

                           PALAL MINING CORPORATION
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS

                                             For the   For the
                                             Period From    Period From
                                             September 2,   September 2,
                              For the        1999           1999
                              Three Months   (Inception)    (Inception)
                              Ended          to             to
                              September 30   September 30   September 30
                              2000           1999           2000
                              (Unaudited)                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                     $ (10,849)     $ (273,586)    $ (309,112)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Payment of expenses from
   issuance of stock                 -          273,586        274,804
  Increase in:
   Deposits                          -               -            (411)
   Accounts payable               3,484              -           6,054
   Loan from related party        4,818              -          26,042
                              ---------      ----------     ----------
Net cash provided by
 operating activities            (2,547)             -          (2,623)
                              ---------      ----------     ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                          -               -              -
                              ---------      ----------     ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Proceeds from sales of stock    45,185              -          45,185
 Proceeds from advances              -               -             132
                              ---------      ----------     ----------
Net cash provided by
 financing activities            45,185              -          45,317
                              ---------      ----------     ----------
Increase in cash                 42,638              -          42,694

Cash, beginning of period            56              -              -
                              ---------      ----------     ----------
Cash, end of period           $  42,694      $       -      $   42,694
                              =========      ==========     ==========
SUPPLEMENTAL DISCLOSURES:
 Interest paid                $      -       $       -      $       -
                              =========      ==========     ==========
 Income taxes paid            $      -       $       -      $       -
                              =========      ==========     ==========
NON-CASH TRANSACTIONS:
 Stock issued in payment of
  expenses                    $      -       $  273,586     $  273,586
 Stock issued in payment of
  advances                    $      -       $       -      $       -
 Stock issued in payment of
  mining claims               $      -       $       -      $       -

See accompanying notes and accountant's review report.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

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

Interim Financial Statements
The interim financial statements as of September 30, 2000 and for the three months ended September 30, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                          September 30, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation
The Company has adopted Financial Accounting Standard No. 52. There were no foreign currency translation adjustments required at September 30, 2000. The Company will record future foreign currency translation results as a separate component of stockholders' equity.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable and accrued liabilities approximate their fair value.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $42,694 as of September 30, 2000. This amount is not insured.

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

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                          September 30, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued statement (SFAS) No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

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

Provision for Taxes
At September 30, 2000, the Company had a cumulative net operating loss from inception of approximately $309,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Going Concern
The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $309,112 for the period from September 2, 1999 (inception) to September 30, 2000, and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                          September 30, 2000
NOTE 3 - COMMON STOCK

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

In September 2000, the Company sold 451,850 shares of its common stock at a price of ten cents per share.

NOTE 4 - LEASES

On March 31, 2000, the Company entered into an office lease agreement with Callinan Mines Limited for a period of approximately three years for $607 Canadian dollars per month. As of September 30, 2000 this was
equivalent to approximately $403 U.S. per month.    The lease expires
on June 29, 2003. The minimum future lease payments as of June 30, 2000 for the remaining life of the lease are:

          Fiscal Year Ended June 30:         Amount

                    2001                     $  3,627
                    2002                        4,836
                    2003                        4,836
                                             --------
          Total minimum lease payments       $ 13,299


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

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                          September 30, 2000
NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 2000, the Company sold 608,200 shares of its common stock at a price of ten cents per share.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

     Since inception on September 2, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

     At September 30, 2000, there was positive working capital of $10,598 compared to deficit working capital of $12,368 at September 30, 1999. This change is primarily the result of the Company's stock issuance proceeds of $45,185, more than offsetting increasing accounts payable related party loans.

     At September 30, 2000, the Company's total assets of $43,169 consists of mainly cash and deposits. This compares favorably with the Company's assets of September 30, 1999 of $196, which consisted of only $132 in cash.

     At September 30, 2000, the Company's total liabilities increased to $32,096 from $12,500 at September 30, 1999, primarily reflecting related party loans and payables of $26,042 and a build-up of accounts payable in the amount of $6,054.

     The Company has not had revenues form inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

     The Company has not long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

     The Company posted loses of $10,849 for the three months ending September 30, 2000. The principal component of the loss was professional expenses.

     Operating expenses for the three months ending September 30, 2000 were $10,849, down approximately $260,000 from the year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $273,586 in the year ended June 30, 2000 and $-0- thereafter.

                              PART II.

ITEM 6.  EXHIBITS

Exhibit No.    Description

27             Financial Data Schedule

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2000

                              PALAL MINING CORPORATION
                              (Registrant)



                              By:  /s/ Hugh Grenfal
                                   Hugh Grenfal, President Treasurer,
                                   Principal Accounting Officer and a
                                   member of the Board of Directors