Form 10QSB
period 2000-12-31
PALAL MINING CORP
filed 2001-02-13
CIK 1102944

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities  Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000: 6,060,050

=====================================================================

ITEM 1. FINANCIAL STATEMENTS

Board of Directors
Palal Mining Corporation
Vancouver, BC
CANADA
                     ACCOUNTANT'S REVIEW REPORT
We have reviewed the accompanying balance sheet of Palal Mining Corporation (an exploration stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months ended December 31, 2000, for the period from September 2, 1999 (inception) to December 31, 1999, and for the period from September 2, 1999 (inception) to December 31, 2000. All information included in these financial statements is the representation of the management of Palal Mining Corporation.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 26, 2001

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                           BALANCE SHEETS

                                             December 31,
                                             2000           June 30,
                                             (Unaudited)    2000
ASSETS
CURRENT ASSETS
 Cash                                        $     36,481 $       56
                                             ------------ ----------
     Total Current Assets                          36,481         56
                                             ------------ ----------
PROPERTY AND EQUIPMENT
 Office equipment                                   1,595        -
 Less:  accumulated depreciation                      (25)       -
                                             ------------ ----------
     Total Property and Equipment                   1,570        -
                                             ------------ ----------
OTHER ASSETS
 Deposits                                             411        411
 Mining claims                                         64         64
                                             ------------ ----------
     Total Other Assets                               475        475
                                             ------------ ----------
TOTAL ASSETS                                 $     38,526 $      531
                                             ============ ==========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                            $      2,450 $    2,570
 Related party payable                                770     21,224
                                             ------------ ----------
     Total Current Liabilities                      3,220     23,794
                                             ------------ ----------
COMMITMENTS AND CONTINGENCIES                         -          -
                                             ------------ ----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, 100,000,000 shares authorized,
  $0.00001 par value; 6,060,050 and 5,000,000
  shares issued and outstanding,
  respectively                                         61         50
 Additional paid-in-capital                       380,944    274,950
 Stock subscriptions                                  (20)       -
 Deficit accumulated during exploration
  stage                                          (345,679)  (298,263)
                                             ------------ ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               35,306    (23,263)
                                             ------------ ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                             $     38,526 $      531
                                             ============ ==========

       See accompanying notes and accountant's review report.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                      STATEMENTS OF OPERATIONS

                                                        For the     For the
                                                        Period from Period from
                                                        9-02-99     9-02-99
                For the       For the       For the     (Inception) (Inception)
                Three Months  Three Months  Six Months     to            to
                Ended         Ended         Ended
                12-31-00      12-31-99      12-31-00    12-31-99    12-31-00
                (Unaudited)   (Unaudited)   (Unaudited) (Unaudited) (Unaudited)

REVENUES       $        -   $         -   $          -   $       -   $      -
EXPENSES
 Consulting services
 provided by
 directors              -             -              -       273,586    273,586
Rent                  2,377           -            3,585         -        4,406
General and administrative
 expense              6,088           -           10,173         -       10,789
Legal and
 accounting          15,801           -           20,054      12,500     41,928
Travel               12,276           -           13,579         -       13,579
Depreciation             25           -               25         -           25
Miscellaneous           -             -              -           -          125
Mining
 exploration            -             -              -         1,218      1,241
               ------------ ------------- -------------- ----------- ----------
TOTAL EXPENSES       36,567           -           47,416     287,304    345,679
               ------------ ------------- -------------- ----------- ----------
LOSS BEFORE
 INCOME TAXES       (36,567)          -          (47,416)   (287,304)  (345,679)

INCOME TAXES            -             -              -           -          -
               ------------ ------------- -------------- ----------- ----------
NET LOSS       $    (36,567)$         -   $      (47,416)$  (287,304)$ (345,679)
               ============ ============= ============== =========== ==========
NET LOSS PER COMMON SHARE,
 BASIC AND
 DILUTED       $      (0.01)$         nil $        (0.01)$     (0.06)$    (0.07)
               ============ ============= ============== =========== ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON STOCK SHARES
 OUTSTANDING, BASIC AND
 DILUTED          6,033,040     5,000,000      5,545,724   5,000,000  5,206,187
               ============ ============= ============== =========== ==========

       See accompanying notes and accountant's review report.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                      Deficit     Total
                                                      Accumulated Stock-
               Common Stock     Additional Stock      during the  holders'
               Number           Paid-In    Sub-       Exploration Equity
               of Shares Amount Capital    scriptions Stage       (Deficit)

Issuance of
 common stock
 for mining
 claims and
 executive
 compensation
 at $0.055
 per share     5,000,000 $  50 $  274,950 $    -   $      -     $  275,000

Net loss for
 the period
 ending
 6-30-00             -     -          -        -     (298,263)    (298,263)
               --------- ----- ---------- -------- ----------   ----------
Balance,
 6-30-00       5,000,000    50    274,950      -     (298,263)     (23,263)
Sale of common
 stock at
 $0.10 per
 share         1,060,050    11    105,994      (20)       -        105,985

Net loss for
 the period
 ended
 12-31-00            -     -          -        -      (47,416)     (47,416)
               --------- ----- ---------- -------- ----------   ----------
Balance,
 12-31-00
(Unaudited)    6,060,050 $  61 $  380,944 $    (20)$ (345,679)  $   35,306
               ========= ===== ========== ======== ==========   ==========











       See accompanying notes and accountant's review report.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                      STATEMENTS OF CASH FLOWS
                                          For the      For the
                                          Period from  Period from
                              For the     9-2-99       9-2-99
                              Six Months  (Inception)  (Inception)
                              Ended       to           to
                              12-31-00    12-31-99     12-31-00
                              (Unaudited) (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                     $   (47,416)  $ (287,304)  $  (345,679)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
 Depreciation                          25          -              25
 Payment of expenses from
  issuance of stock                   -        274,804       274,804
 Net change in:
 Deposits                             -            -            (411)
 Accounts payable                    (120)         -           2,450
 Loan from related party          (20,454)      12,500           770
                              -----------   ----------   -----------
Net cash provided by operating
 activities                       (67,965)         -         (68,041)
                              -----------   ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment             (1,595)         -          (1,595)
                              -----------   ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sales of stock     105,985          -         105,985
 Proceeds from advances               -            132           132
                              -----------   ----------   -----------
Net cash provided by
 financing activities             105,985          132       106,117
                              -----------   ----------   -----------
Increase in cash                   36,425          132        36,481
Cash, beginning of period              56          -             -
                              -----------   ----------   -----------
Cash, end of period           $    36,481   $      132   $    36,481
                              ===========   ==========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid                $       -     $      -     $       -
                              ===========   ==========   ===========
 Income taxes paid            $       -     $      -     $       -
                              ===========   ==========   ===========
NON-CASH TRANSACTIONS:
 Stock issued in payment
  of expenses                 $       -     $  274,804   $   274,804
 Stock issued in payment
  of advances                 $       -     $      132   $       132
 Stock issued in payment of
  mining claims               $       -     $       64   $        64
       See accompanying notes and accountant's review report.
                                F-5

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
The interim financial statements as of December 31, 2000 and for the six months ended December 31, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

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

Foreign Currency Translation
The Company has adopted Financial Accounting Standard No. 52. There were no foreign currency translation adjustments required at December 31, 2000. The Company will record future foreign currency translation results as a separate component of stockholders' equity.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable and accrued liabilities approximate their fair value.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $36,480 as of December 31, 2000. This amount is not insured.

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

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued statement (SFAS) No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Compensated Absences
Currently, the Company has no employees; therefore it is impracticable to estimate the amount of compensation for future absences and no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Provision for Taxes
At December 31, 2000, the Company had a cumulative net operating loss from inception of approximately $345,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern
The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $47,416 for the six months ended December 31, 2000, an accumulated deficit of $345,679 since inception and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office Equipment
Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.
Depreciation amounted to $25 for the six months ended December 31, 2000.

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

In September and October 2000, the Company sold 1,060,050 shares of its common stock at a price of ten cents per share.

NOTE 4 - MINING CLAIMS

In September 1999, the Company, through Mr. Hugh Grenfal, president and a member of the board of directors, acquired ten Mak mining claims located in the Osoyoos Mining Division of British Columbia, Canada.

NOTE 5 - LEASES

On March 31, 2000, the Company entered into an office lease agreement with Callinan Mines Limited for a period of approximately three years for $607 Canadian dollars per month. As of December 31, 2000, this
was equivalent to approximately $403 U.S. per month.    The lease
expires on June 29, 2003. The minimum future lease payments as of June 30, 2000 for the remaining life of the lease are:

          Fiscal Year Ended June 30:    Amount

                    2001                $    3,627
                    2002                     4,836
                    2003                     4,836
                                        ----------
          Total minimum lease payments  $   13,299
                                        ==========

                      PALAL MINING CORPORATION
                   (An Exploration Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

NOTE 6 - RELATED PARTIES

An officer of the Company has advanced monies to the Company for the payment of legal fees. This amount is uncollateralized and has been recorded as a short-term loan, bearing no interest and having no specific due date.

The Company occupies office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. On May 1, 2000, the Company entered into a lease agreement with Callinan for a period of approximately three years. See Note 5.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their
nature, refer to future events.   You should not place undue
certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.
READ THIS SECTION CAREFULLY, YOUR NOTES DID NOT MAKE SENSE TO ME!!!
      To meet our need for cash we raised funds from a public offering. There is no assurance that the money we raised is enough to stay in business. The money that we raised will be applied first to exploration and then to development, if development is warranted. If we do not have enough money, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

     Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We raised $106,005 from our public offering.

Liquidity and Capital Resources

     As of the date of this registration statement, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock through a Section
4(2) offering in September 1999. This was accounted for as a compensation expense of $273,586 and advances and reimbursement expenses of $1,414.

      Since our inception, Mr. Grenfal, has paid expenses for us in the total sum of $17,684, which included organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Grenfal will accept repayment from us when money is available.

     As of December 31, 2000, our total assets were $38,526 and our total liabilities were $3,220.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of February, 2001

                              PALAL MINING CORPORATION
                              (Registrant)

                              By:  /s/ Hugh Grenfal
                                   Hugh Grenfal, President Treasurer,
                                   Principal Accounting Officer and a
                                   member of the Board of Directors