Form 10QSB/A
period 2000-12-31
PALAL MINING CORP
filed 2001-04-04
CIK 1102944

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB/A-1

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

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of April, 2001

                              PALAL MINING CORPORATION
                              (Registrant)

                              By:  /s/ Hugh Grenfal
                                   Hugh Grenfal, President Treasurer,
                                   Principal Accounting Officer and a
                                   member of the Board of Directors