Form 10QSB
period 2001-03-31
PALAL MINING CORP
filed 2001-05-15
CIK 1102944

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-94631

PALAL MINING CORPORATION
(Exact name of registrant as specified in its charter)
NEVADA	88-0435904
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 6,060,050

===================================================================

Board of Directors
Palal Mining Corporation
Vancouver, BC
CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Palal Mining Corporation (an exploration stage company) as of March 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended March 31, 2001, and for the period from September 2, 1999 (inception) to March 31, 2001. All information included in these financial statements is the representation of the management of Palal Mining Corporation.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the periods from September 2, 1999 (inception) to March 31, 2000 and from September 2, 1999 to June 30, 2000 were audited by us and we last expressed an unqualified opinion on it them our report dated July 31, 2000. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception on September 2, 1999 and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 6, 2001

PALAL MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2000	June 30, 2000
	(Unaudited)	__________
ASSETS

CURRENT ASSETS
Cash	$16,479	$ ______56
Total Current Assets	16,479	______56

PROPERTY AND EQUIPMENT
Office equipment	1,595	-
Less: accumulated depreciation	(108)	-
Total Property and Equipment	__1,487	________-

OTHER ASSETS
Deposits	411	411
Mining claims	64	64
Total Other Assets	______475	_____475

TOTAL ASSETS	$18,441 ========	$531 ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$2,570
Related party payable	___1,721	__21,224
Total Current Liabilities	___1,721	__23,794

COMMITMENTS AND CONTINGENCIES	________-	________-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 6,060,050 and 5,000,000 shares
Issued and outstanding, respectively	61	50
Additional paid-in-capital	380,944	274,950
Stock subscriptions	(20)	-
Deficit accumulated during exploration stage	_(364,265)	_(298,263)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	___16,720	__(23,263)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$18,441 ========	$531 ========

The accompanying notes are an integral part of these financial statements.

PALAL MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
					From	From
					September 2,	September 2,
					1999	1999
	Three Months	Three Months		Nine Months	(Inception)	(Inception)
	Ended	Ended		Ended	to	to
	March 31, 2001	March 31, 2000		March 31, 2001	March 31, 2000	December 31, 2000
	(Unaudited)		________	(Unaudited)	__________	(Unaudited)

REVENUES	$ ________-	$	________-	$ ________-	$ ________-	$ ________-

E X P E N S E S
Consulting services provided by directors	-		-	-	273,586	273,586
Rent	1,988		-	5,573	-	6,394
General and administrative expense	3,003		-	13,176	61	13,792
Legal and accounting	6,806		-	26,860	17,684	48,734
Travel	1,207		-	14,786	-	14,786
Stock transfer expense	2,499		-	2,499	-	2,499
Consulting	3,000		-	3,000	-	3,000
Depreciation	83		-	108	-	108
Miscellaneous	-		-	-	-	125
Mining exploration	________-		________-	________-	___1,241	___1,241
TOTAL EXPENSES	__18,586		________-	__66,002	_292,572	_364,265

LOSS BEFORE INCOME TAXES	(18,586)		-	(66,002)	(292,572)	(364,265)

INCOME TAXES	________-		________-	________-	________-	________-

NET LOSS	$(18,586) =========	$	- ========	$(66,002) ========	$(292,572) ========	$(364,265) ========

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ NIL ========	$	NIL ========	$(0.01) ========	$(0.06) ========	$(0.07) ========

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	6,060,050 ========		5,000,000 ========	5,714,663 ========	5,000,000 ========	5,339,372 ========

The accompanying notes are an integral part of these financial statements.

PALAL MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number		Paid-in	Stock	Exploration	Stockholders
	of Shares	Amount	Capital	Subscriptions	Stage	Equity(Deficit)
Issuance of common stock
For mining claims and
Executive compensation at
$0.055 per share	5,000,000	$50	$274,950	$-	$-	$275,000

Net loss for the period
Ending June 30, 2000	-	-	-	-	(298,263)	(298,263)

Balance, June 30, 2000	5,000,000	50	274,950	-	(298,263)	(23,263)

Sale of common stock at
$0.10 per share	1,060,050	11	105,994	(20)	-	105,985

Net loss for the nine
months Ended March 31, 2001	_________-	_________-	________-	________-	__(66,002)	__(66,002)

Balance, March 31, 2001
(Unaudited)	6,060,050 ========	$61 ========	$380,944 ========	$(20) ========	$(364,265) ========	$16,720 ========

The accompanying notes are an integral part of these financial statements.

PALAL MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
		Period from	From
		September 2,	September 2,
	For the	1999	1999
	Nine Months	(Inception)	(Inception)
	Ended	to	to
	March 31, 2001	March 31, 2000	March 31, 2001
	(Unaudited)	_____________	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,002)	$(292,572)	$(364,265)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	108	-	108
Payment of expenses from issuance of stock	-	274,804	274,804
Net change in:
Deposits	-	-	(411)
Accounts payable	(2,570)	23	-
Loan from related party	__(19,503)	___17,684	____1,721
Net cash used by operating activities	__(87,967)	______(61)	__(88,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,595)	-	(1,595)
Net cash used in investing activities	___(1,595)	________-	___(1,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	105,985	-	105,985
Proceeds from advances	________-	_______132	_______132
Net cash provided by financing activities	___105,985	_______132	___106,117

Increase in cash	16,423	71	16,479

Cash, beginning of period	______56	________-	________-

Cash, end of period	$16,479 ========	$71 ========	$16,479 ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Stock issued in payment of expenses	$-	$274,804	$274,804
Stock issued in payment of advances	$-	$132	$132
Stock issued in payment of mining claims	$-	$64	$64
Loan from shareholder through payment of
operating expenses	$-	$17,684	$-

The accompanying notes are an integral part of these financial statements.

F-6

PALAL MINING COPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

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

Interim Financial Statements

The interim financial statements as of March 31, 2001 and for the nine months ended March 31, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

PALAL MINING COPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

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

Foreign Currency Translation

The Company has adopted Financial Accounting Standard No. 52. There were no foreign currency translation adjustments required at March 31, 2001. The Company will record future foreign currency translation results as a separate component of stockholders' equity.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable and accrued liabilities approximate their fair value.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $16,479 as of March 31, 2001. This amount is not insured.

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

PALAL MINING COPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued statement (SFAS) No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001 .

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

Provision for Taxes

At March 31, 2001, the Company had a cumulative net operating loss from inception of approximately $364,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $66,002 for the nine months ended March 31, 2001, an accumulated deficit of $364,265 since inception and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

PALAL MINING COPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office Equipment

Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation amounted to $108 for the nine months ended March 31, 2001.

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

NOTE 5 - LEASES

On March 31, 2000, the Company entered into an office lease agreement with Callinan Mines Limited for a period of approximately three years. The agreement calls for reporting entities to pay Callinan for one-half of the total facility rent. This amount is evenly divided among the reporting entities. As of March 2000, the Company is responsible for $607 Canadian dollars per month. As of March 31, 2001, this was equivalent to approximately $385 U.S. per month. The lease expires on June 29, 2003. Total rent paid for the nine months ended March 31, 2001 was $5,573.

NOTE 6 - RELATED PARTIES

An officer of the Company has advanced monies to the Company for the payment of professional fees. This amount is uncollateralized and has been recorded as a short-term loan, bearing no interest and having no specific due date.

PALAL MINING COPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 6 - RELATED PARTIES (Continued)

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

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, on April 5, 2001, the Company's board of directors declared a 400% stock dividend payable on April 20, 2001 to stockholders of record on April 5, 2001. Per-share amounts in the accompanying financial statements have not been restated for the stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 2, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2001, there was positive working capital of $14,758 compared to deficit working capital of $(23,738) at June 30, 2000. This change is primarily the result of the Company's stock issuance proceeds of $105,985, more than offsetting increasing accounts payable and payment of related party loans.

At March 31, 2001, the Company's total assets of $18,441 consists of mainly cash and office equipment. This compares favourably with the Company's assets at June 30, 2000 of $531, which consisted of only $56 in cash.

At March 31, 2001, the Company's total liabilities decreased to $1,721 from $23,794 at June 30, 2000, primarily reflecting a net payment to related party loans of $23,794 and a build-up of accounts payable in the amount of $1,721.

The Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

The Company posted losses of $18,586 and $66,002 for the three months and nine months ending March 31, 2001, respectively. The principal component of each loss was professional expenses.

Operating expenses for the nine months ending March 31, 2001 were $66,002, down almost $226,570 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $273,586 in the year ended June 30, 2000 and $0 thereafter.

PART II - OTHER INFORMATION

Item 5. Other Information

On March 12, 2001, the Company was advised that Province of British Columbia Ministry of Energy and Mines, Energy and Minerals Division, Mineral Titles Branch has declared the Company's mining claim a protected area and the Company would not be allowed to explore its property or develop the same. The Company was advised that the property would be developed as a park. The Company will be compensated for the taking of the property. The Company has not been advised how much it will be compensated. Such a determination will be made at a later date. The Company is in the process of notifying its shareholders of the foregoing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May 11, 2001

PALAL MINING CORPORATION
(Registrant)

/s/ Hugh Grenfal
Hugh Grenfal, President Treasurer,
Principal Accounting Officer and
a member of the Board of Directors