Form 10KSB
period 2001-06-30
PALAL MINING CORP
filed 2001-09-21
CIK 1102944

=========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-94631

PALAL MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0435904 (Employer Identification No.)

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
June 30, 2001 - $-0-.

=====================================================================

The aggregate market value of the voting stock held by non-affiliates on September 19, 2001 was $10,598,500. There are approximately 5,299,250 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: September 19, 2001 - 30,299,250 shares of Common Stock

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

PART I

ITEM 1. BUSINESS.

General

We were incorporated in the State of Nevada on September 2, 1999. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 and our business office is located at 1160 - 1040 West Georgia Street, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Limited on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2001, we paid $5,967 for rent.

Background

In September 1999, Hugh Grenfal our President and a member of the board of directors, acquired one mineral property containing ten mining claims in British Columbia, Canada by arranging the staking of the same through a third party. Mr. Grenfal paid $64 to stake the claims. The claims are recorded in Mr. Grenfal's name to a avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Grenfal transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Grenfal will be liable to us for monetary damages for breach of his warranty of title. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

On March 12, 2001, the Company was advised that Province of British Columbia Ministry of Energy and Mines, Energy and Minerals Division, Mineral Titles Branch has declared the Company's Mak Sikker property a protected area and the Company would not be allowed to explore its property or develop the same. The Company was advised that the property would be developed as a park. The Company will be compensated for the taking of the property. The Company has not been advised how much it will be compensated. Such a determination will be made at a later date. The Company is in the process of notifying its shareholders of the foregoing.

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

Status of Our Exploration Program

The British Columbia Ministry of Energy and Mines has advised us that the land use area which includes most of the Mak Sikker property near Osoyoos, BC was in the process of being upgraded to a Class A Park. When or if the area is designated as a Class A park, then a procedure will be commenced to arrange for compensating us for our properties. The extent of the compensation cannot be estimated at this time. As of September 19, 2001, we have received no further communication from the Government of British Columbia, nor from the Ministry of Energy and Mines.

We believe it is most likely that the compensation process will eventually be executed, but the change of government in British Columbia in this summer of 2001 increases the small likelihood that the property may not be included in a park and may again be eligible for exploration.

Over 87% of the Province of British Columbia is not designated park land and is prospective for economic minerals and so we are actively seeking other mineral exploration properties of merit in British Columbia to acquire either by purchase or staking.

Until the foregoing issued is resolved, we do not intended to initiate exploration on our property.

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

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* locating claims
* posting claims
* working claims
* reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We are in compliance with these laws. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1. Health and Safety
2. Archaeological Sites
3. Exploration Access

We are responsible to provide a safe working environment, not to disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

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

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees are Hugh Grenfal and Sergei Stetsenko, our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs Grenfal and Stetsenko, our officers and directors, who were compensated for their services. Messrs Grenfal and Stetsenko do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

Significant Events

On the 14th day of August, 2000, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On the 11th day of October, 2000, we completed our public offering by raising $105,985, we sold 1,059,850 shares of our common stock at an offering price of ten cents per share.

Risk Factors

Risks Associated with Our Company:

1. We expect losses to continue, and the failure to generate revenues could cause us to go out of business.

We were incorporated in September 1999 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(369,714). Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to locate mineralized material
* our ability to generate revenues
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

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot develop the mineral reserve, either because we do not have money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

4. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause roads leading to our claims to be impassable during four months of the year. When roads are impassable, we are unable to work and generate income.

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

8. We may not have enough money to complete our exploration.

We may not have enough money to complete the exploration of our property. If it turns our that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can=t raise it, we will have to suspend or cease operations.

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

11. Messrs Grenfal and Stetsenko=s control can have a depressive effect on the market price of stock.

Because Messrs Grenfal and Stetsenko will control us, the value attributable to the right to vote is gone. This could result in a reduction in the market value to the shares you own because of the ineffective voting power.

12. Sales of common by our officers and directors will likely cause the market price for the common stock to drop.

A total of 5,000,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.055. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

ITEM 2. DESCRIPTION OF PROPERTIES.

In September 1999, Hugh Grenfal our President and a member of the board of directors, acquired one mineral properties containing ten mining claims in British Columbia, Canada. The claims are recorded in Mr. Grenfal=s name, however, title to the claims has been conveyed to us by an unrecorded deed. The property is located on the western slope of Mt. Kobau, northwest from the village of Creston, in south-central British Columbia.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2001, we paid $5,967 for rent.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter which ended June 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At September 19, 2001, we had 40 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "PLLC". The table shows the high and low bid of our company's common stock since April 11, 2001, when our company's securities began trading.

Quarter ended
2001	High Bid	Low Bid
June 30	$ 2.00	$ 0.25

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company=s securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 30,299,250 shares of common stock outstanding as of September 19, 2001, 25,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

On April 21, 2001, we declared a stock dividend of four shares of common stock for each one share outstanding.

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

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Since inception on September 2, 1999, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On the 20th day of April, 2001, we declared a stock dividend of four shares for each one share outstanding.

On the 11th day of October, 2001, we completed our public offering by raising $105,985, we sold 1,059,850 shares of our common stock at an offering price of ten cents per share.

At June 30, 2001, there was positive working capital of $9,461 compared to deficit working capital of $(23,738) at June 30, 2000. This change is primarily the result of our stock issuance proceeds of $105,985, more than offsetting increasing accounts payable and payment of related party loans.

At June 30, 2001, our total assets of $12,041 consists of mainly cash and office equipment. This compares favorably with our assets at June 30, 2000 of $531, which consisted of only $56 in cash.

At June 30, 2001, our total liabilities decreased to $770 from $23,794 at June 30, 2000, primarily reflecting a net payment to related party loans of $23,794 and a build-up of accounts payable in the amount of $770.

We have not had revenues from inception. Although there is insufficient capital to fully explore and develop our property, we expect to survive with funding from sales of its securities and, as necessary, or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We believe we can satisfy our cash requirement until December 2001 and will have to raise additional cash thereafter.

We will not be conducting any product research or development.

We do not expect to purchase or sell any significant equipment.

We do not expect any significant changes in the number of our employees.

Results of Operations

We posted losses of $71,451 for the year ended June 30, 2001. The principal component of the loss was professional expenses.

Operating expenses for the year ending June 30, 2001 were $71,451, down almost $226,812 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $273,586 in the year ended June 30, 2000 and $0 thereafter.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR=S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders= Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Palal Mining Corporation
Vancouver, BC
CANADA

INDEPENDENT AUDITOR=S REPORT

We have audited the accompanying balance sheets of Palal Mining Corporation (an exploration stage enterprise) as of June 30, 2001 and 2000 and the related statements of operations, stockholders= equity (deficit) and cash flows for the year ended June 30, 2001, the period from September 2, 1999 (inception) through June 30, 2000 and the period from September 2, 1999 (inception) to June 30, 2001. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palal Mining Corporation, as of June 30, 2001 and 2000 and the related statements of operations, stockholders= equity (deficit) and cash flows for the year ended June 30, 2001, the period from September 2, 1999 (inception) through June 30, 2000 and the period from September 2, 1999 (inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 29, 2001

PALAL MINING CORPORATION (an Exploration Stage Company) BALANCE SHEETS
June 30,
	2001	2000
ASSETS
CURRENT ASSETS
Cash	$10,231 ------------	$56 ------------
Total Current Assets	10,231 ------------	56 ------------

PROPERTY AND EQUIPMENT
Office equipment	1,595	-
Less: accumulated depreciation	(196) ------------	- ------------
Total Property and Equipment	1,399 ------------	- ------------

OTHER ASSETS
Deposits	411	411
Mining claims	- ------------	64 ------------
Total Other Assets	411 ------------	475 ------------

TOTAL ASSETS	$12,041 ========	$531 ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$2,570
Related party payable	770 ------------	21,224 ------------
Total Current Liabilities	770 ------------	23,794 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock,100,000,000 shares authorized, $0.00001 par value; 30,299,250 and 5,000,000 shares issued and outstanding, respectively
	303	50
Additional paid-in capital	380,924	274,950
Deficit accumulated during the exploration stage	(369,956) ------------	(298,263) ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	11,271 ------------	(23,263) ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,041 ========	$531 ========

The accompanying notes are an integral part of these financial statements.

PALAL MINING CORPORATION (an Exploration Stage Company) STATEMENTS OF OPERATIONS
	Year Ended	September 2, 1999 (Inception) to	September 2, 1999 (Inception) to
	June 30, 2001	June 30, 2000	June 30, 2001
REVENUES	$ - ------------	$ - ------------	$ - ------------

E X P E N S E S
Consulting services provided by directors	-	273,586	273,586
Rent	5,967	821	6,788
General and administrative expense	13,732	616	14,348
Legal and accounting	30,749	21,874	52,623
Travel	14,786	-	14,786
Stock transfer expense	2,957	-	2,957
Consulting	3,000	-	3,000
Depreciation	196	-	196
Miscellaneous	-	125	125
Mining exploration	- ------------	1,241 ------------	1,241 ------------
TOTAL EXPENSES	71,387 ------------	298,263 ------------	369,650 ------------

OPERATING LOSS	(71,387)	(298,263)	(369,650)
OTHER EXPENSES
Loss on impairment of assets	(64) ------------	- ------------	(64) ------------

LOSS BEFORE INCOME TAXES	(71,451)	(298,263)	(369,714)
INCOME TAXES	- ------------	- ------------	- ------------

NET LOSS	$(71,451) ========	$(298,263) ========	$(369,714) ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
	$(0.01) ========	$(0.06) ========	$(0.04) ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED
11,511,927 ========	5,000,000 ========	8,558,164 ========

The accompanying notes are an integral part of these financial statements.

PALAL MINING CORPORATION (an Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY
			Additional Paid-In Capital	Deficit Accumulated during the Exploration Stage	Total Stockholders' Equity (Deficit)
	Common Stock
	Number of Shares	Amount
Issuance of common stock for services, mining claims and in payment of advances at approximately $0.055 per share
	5,000,000	$50	$274,950	$-	$275,000

Loss for the period ending June 30, 2001
	- ------------	- --------	- ---------	(298,263) ------------	(298,263) ------------

Balance, June 30, 2000	5,000,000	50	274,950	(298,263)	(23,263)

Issuance of common stock for cash at $0.10 per share
	1,059,850	11	105,974	-	105,985
Issuance of common stock for four-for-one stock dividend at par value
	24,239,400	242	-	(242)	-

Loss for the year ending June 30, 2001
	- ------------	- --------	- ---------	(71,451) ------------	(71,451) ------------

Balance, June 30, 2001	30,299,250 ========	$303 ======	$380,924 ======	$(369,956) ========	$11,271 ========

The accompanying notes are an integral part of these financial statements.

PALAL MINING CORPORATION (an Exploration Stage Company) STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2001		September 2, 1999 (Inception) to June 30, 2000		September 2, 1999 (Inception) to June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(71,451)		$(298,263)		$(369,714)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		196		-		196
Loss on impairment of assets		64		-		64
Payment of expenses from issuance of stock		-		274,804		274,804
(Increase) in deposits		-		(411)		(411)
Increase (decrease) in accounts payable		(2,570)		2,570		-
Increase (decrease) in loan from related party		(20,454) ------------		21,224 ------------		770 ------------
Net cash used by operating activities		(94,215) ------------		(76) ------------		(94,291) ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		(1,595) ------------		- ------------		(1,595) ------------
Net cash used in investing activities		(1,595) ------------		------------		(1,595) ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock		105,985		-		105,985
Proceeds from advances		- ------------		132 ------------		132 ------------
Net cash provided by financing activities		105,985 ------------		132 ------------		106,117 ------------

Increase in cash		10,175		56		10,231
Cash, beginning of period		56 ------------		- ------------		- ------------

Cash, end of period		$10,231 ========		$56 ========		$10,231 ========

SUPPLEMENTAL DISCLOSURES:
Interest paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- ========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued in payment of expenses		$-		$274,804		$274,804
Stock issued in payment of advances		$-		$132		$132
Stock issued in payment of mining claims		$-		$64		$64
Stock issued for stock dividend		$242		$-		$242

The accompanying notes are an integral part of these financial statements.

PALAL MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

Palal Mining Corporation (hereinafter Athe Company@) filed for incorporation on September 2, 1999 under the laws of the state of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company=s fiscal year end is June 30.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company=s uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Foreign Currency Valuation

Assets and liabilities of the Company=s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange differences arising from currency translation is disclosed as a separate component of stockholders= equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Foreign Currency Translation

The Company has adopted Financial Accounting Standard No. 52. There were no foreign currency translation adjustments required at June 30, 2001. The Company will record future foreign currency translation results as a separate component of stockholders= equity.

PALAL MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable and accrued liabilities approximate their fair value.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company=s cash account is a business checking account maintained in U.S. dollars, which totaled $10,231 as of June 30, 2001. This amount is not insured.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

PALAL MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued statement (SFAS) No. 121 titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any further adjustments are needed to the carrying value of its assets at June 30, 2001. See Note 4.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Compensated Absences

Currently, the Company has no paid employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has compensated employees.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $14,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $96,000 which expire in the years 2020 through 2021. The Company recognized approximately $273,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of the deferred tax asset.

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

PALAL MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $369,714 for the period of September 2, 1999 (inception) to June 30, 2001 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Office Equipment

Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation amounted to $196 for the year ended June 30, 2001.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

PALAL MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 3 B COMMON STOCK

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

In September and October 2000, the Company sold 1,059,850 shares of its common stock at a price of ten cents per share. The Company also issued four additional shares of its common stock for each one share of common stock outstanding as a stock dividend to shareholders of record as of April 5, 2001. A total of 24,239,200 shares of common stock were issued in regards to the aforementioned stock dividend.

NOTE 4 B MINING CLAIMS

In September 1999, the Company, through Mr. Hugh Grenfal, president and a member of the board of directors, acquired ten Mak mining claims located in the Osoyoos Mining Division of British Columbia, Canada.

During the year ended June 30, 2001, the Company wrote off these mining claims as impaired, due to a protected area designation by the government of British Columbia.

NOTE 5 B RELATED PARTIES

An officer of the Company has advanced monies to the Company for the payment of professional fees. This amount is uncollateralized and has been recorded as a short-term loan, bearing no interest and having no specific due date.

The Company occupies office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage.

NOTE 6 B COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration and development of mineral properties. At present there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective environmental matters which could impair the value of its mining claims. However, during the year ended June 30, 2001 the area in which the claims are located was determined to be a protected area, and the claims were impaired. See Note 4.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to June 30, 2001, included in this report have been audited by Williams and Webster, P.C., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

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

The name, age and position of our present officers and directors are set forth below:

Name	Age	Position
Hugh Grenfal	31	President, Treasurer, Principal Accounting Officer and a member of the Board of Directors
Sergei Stetsenko	30	Secretary and a member of the Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the Board of Directors after each annual meeting of shareholders and hold office until their death, or until they resign or have been removed from office.

Hugh Grenfal has been our President, Treasurer, Principal Accounting Officer and a member of our board of directors since inception. From January 1991 to June 1996, Mr. Grenfal was President of Booker Gold Explorations Ltd., a mining and exploration corporation located in Vancouver, British Columbia. Since October 1996, Mr. Grenfal has been a Director of Callinan Mines Ltd., a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba, Canada. From June 1999 to May 2000, Mr. Grenfal was President of Paxton Mining Corporation located in Vancouver, British Columbia. Paxton Mining Corporation is a mining company. Since September 1999, Mr. Grenfal has been President of Camden Mines Limited located in Vancouver, British Columbia. Camden Mines Limited is an exploration company. Since September 1999, Mr. Grenfal has been President of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining is a mining company. Since September 1999, Mr. Grenfal has been President of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining is a mining company. Since January 2000, Mr. Grenfal has been President of Aberdene Mining Limited located in Vancouver, British Columbia. Aberdene Mining Limited is an exploration company. Since June 26, 2000, Mr. Grenfal has been President of Raglan Mines Limited located in Vancouver, British Columbia. Raglan Mines Limited is an exploration company. Mr. Grenfal is currently not a full-time employee with another entity.

Sergei Stetsenko has been our Secretary and a member of our board of directors since inception. From December 1994 to June 1996, Mr. Stetsenko was the operations manager of Booker Gold Explorations Ltd. His responsibilities included overseeing and implementation of exploration programs and a member of the Hearne Hill copper deposit discovery team. From October 1996 to the present, Mr. Stetsenko was the operations manager of exploration for Callinan Mines Limited. Since September 1999, Mr. Stetsenko has been Secretary of Camden Mines Limited located in Vancouver, British Columbia. Camden Mines Limited was an exploration company. Since September 1999, Mr. Stetsenko has been Secretary of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining Corporation is a mining company. Since September 1999, Mr. Stetsenko has been Secretary of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining Corporation is a mining company. Mr. Stetsenko is currently not a full-time employee with another entity.

All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Our officers and directors intend to devote approximately 10% of their time to the operation of our business.

None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

We have not held an annual meeting of shareholders since inception.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth the compensation paid to our officers during fiscal 2001. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr. President & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 136,793	0 0 0	0 0 0	0 0 0
Sergei Stetsenko Secretary & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 136,793	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of September 19, 2001, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. Each of the stockholders listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	12,500,000	President, Treasurer, Chief Financial Officer and a member of the Board of Directors	41.26%
Sergei Stetsenko	12,500,000	Secretary and a member of the Board of Directors	41.26%
All officer and Directors as a Group (2 Persons)	25,000,000		82.52%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September 1999, we issued a total of 5,000,000 shares of restricted common stock to Hugh Grenfal and Sergei Stetsenko, officers and directors of our company. This was accounted for as a compensation expense of $273,586 and advances and reimbursement expenses of $1,414.

Since our inception, Mr. Grenfal, advanced loans to us in the total sum of $770, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Grenfal will accept repayment from us when money is available.

On the 20th day of April, 2001, we declared a stock dividend of four shares for each one shares outstanding thereby, increasing the number of shares owned by Messrs Grenfal and Stetsenko to 12,500,000 each.

On the 14th day of August, 2000, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On the 11th day of October, 2001, we completed our public offering by raising $105,985, we sold 1,059,850 shares of our common stock at an offering price of ten cents per share.

Our offices are leased from Callinan Mines Limited on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2001, we paid $5,967 for rent. Mr. Grenfal is a director of Callinan Mines Ltd.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the period ended June 30, 2001.

(b) Exhibits

The following Exhibits are incorporated herein by reference from the Registrant=s Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94631 on January 13, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 10.12 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Mak 1 Claim.
Mak 2 Claim.
Mak 3 Claim.
Mak 4 Claim.
Mak 5 Claim.
Mak 6 Claim.
Mak 7 Claim.
Mak 8 Claim.
Mak 9 Claim.
Mak 10 Claim.
Statement of Trustee.
Deed.
Subscription Agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of September, 2001.

PALAL MINING CORPORATION (Registrant)
BY:	/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr., President, Treasurer, Chief Financial Officer and member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr.	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/20/2001
/s/ Sergei Stetsenko Sergei Stetsenko	Secretary and a member of the Board of Directors	09/20/2001