Form 10QSB
period 2001-09-30
PALAL MINING CORP
filed 2001-11-07
CIK 1102944

================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33193

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 30,299,250

================================================================

Palal Mining Corporation
(An Exploration Stage Company)
Balance Sheets
	September 30, 2001 (Unaudited)	June 30, 2001
ASSETS

CURRENT ASSETS
Cash	$8,563 ------------	$10,231 ------------
Total Current Assets	8,563 ------------	10,231 ------------

PROPERTY AND EQUIPMENT
Office equipment	1,595	1,595
Less: accumulated depreciation	(278) ------------	(196) ------------
Total Property and Equipment	1,317 ------------	1,399 ------------

OTHER ASSETS
Deposits	411 ------------	411 ------------
Total Other Assets	411 ------------	411 ------------

TOTAL ASSETS	$10,291 ========	$12,041 ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,412	$-
Related party payable	770 ------------	770 ------------
Total Current Liabilities	5,182 ------------	770 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 30,299,250 shares issued and outstanding	303	303
Additional paid-in-capital	380,924	380,924
Deficit accumulated during exploration stage	(376,118) ------------	(369,956) ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,109 ------------	11,271 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,291 ========	$12,041 ========

See Notes to Interim Financial Statements

Palal Mining Corporation
(An Exploration Stage Company)
Statements of Operations
					For the Period From September 2, 1999 (Inception) to September 30 2001 (Unaudited)
	For the Three Months Ended September 30
	2001 (Unaudited)		2000 (Unaudited)

REVENUES	$	- ------------	$	- ------------	$	- ------------

E X P E N S E S
Consulting services provided by directors		-		-		273,586
Rent		-		1,208		6,788
General and administrative expense		25		4,085		14,373
Legal and accounting		6,012		4,253		58,635
Travel		-		1,303		14,786
Stock transfer expense		43		-		3,000
Consulting		-		-		3,000
Depreciation		82		-		278
Miscellaneous		-		-		125
Mining exploration		- ------------		- ------------		1,241 ------------
OPERATING LOSS		6,162 ------------		10,849 ------------		375,812 ------------

OTHER EXPENSES
Loss on impairment of assets		-		-		(64)

LOSS BEFORE INCOME TAXES		(6,162)		(10,849)		(375,876)

INCOME TAXES		- ------------		- ------------		- ------------

NET LOSS		$(6,162) ========		$(10,849) ========		$(375,876) ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil ========	$	nil ========		$(0.03) ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		30,299,250 ========		5,058,044 ========		11,189,980 ========

See Notes to Interim Financial Statements

Palal Mining Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for mining claims and executive compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000
Net loss for the period ending June 30, 2000	- ------------	- ---------	- ----------	(298,263) -----------	(298,263) ------------
Balance, June 30, 2000	5,000,000	50	274,950	(298,263)	(23,263)
Sale of common stock at $0.10 per share	1,059,850	11	105,974	-	105,985

Issuance of common stock for four-for-one stock dividend at par value	24,239,400	242	-	(242)	-

Net loss for the year ending June 30, 2001	- ------------	- ---------	- ----------	(71,451) -----------	(71,451) ------------

Balance, June 30, 2001	30,299,250	303	380,924	(369,956)	11,271

Net loss for the period ending September 30, 2001 (Unaudited)	- ------------	- ---------	- ----------	(6,162) -----------	(6,162) ------------

Balance, September 30, 2001 (Unaudited)	30,299,250 ========	$303 =======	$380,924 =======	$(376,118) ========	$5,109 ========

See Notes to Interim Financial Statements

Palal Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows

						For the Period From September 2, 1999 (Inception) to September 30 2001 (Unaudited)
	For the Three Months Ended September 30
		2001 (Unaudited)		2000 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(6,162)		$(10,849)		$(375,876)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation		82		-		278
Loss on impairment of assets		-		-		64
Payment of expenses from issuance of stock		-		-		274,804
Increase in:
Deposits		-		-		(411)
Accounts payable		4,412		3,484		4,412
Loan from related party		- ------------		4,818 ------------		770 ------------
Net cash provided by operating activities		(1,668) ------------		(2,547) ------------		(95,959) ------------

CASH FLOWS FROM INVESTING ACTIVITIES		- ------------		- ------------		(1,595) ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock		-		45,185		105,985
Proceeds from advances		- ------------		- ------------		132 ------------
Net cash provided by financing activities		- ------------		45,185 ------------		106,117 ------------

Increase in cash		(1,668)		42,638		8,563

Cash, beginning of period		10,231 ------------		56 ------------		- ------------

Cash, end of period		$8,563 ========		$42,694 ========		$8,563 ========

SUPPLEMENTAL DISCLOSURES:
Interest paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- ========

NON-CASH TRANSACTIONS:
Stock issued in payment of expenses		$-		$-		$274,804
Stock issued in payment of advances		$-		$-		$132
Stock issued in payment of mining claims		$-		$-		$64
Stock issued for stock dividend		$-		$-		$242

See Notes to Interim Financial Statements

PALAL MINING CORPORATION
(An Exploration Stage Company)
September 30, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS

=====================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 2, 1999, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At September 30, 2001, there was positive working capital of $3,381 compared to positive working capital of $10,598 at September 30, 2000. This change is primarily the result of payment of accounts payable and professional fees.

At September 30, 2001, our Company's total assets of $10,291 consists of mainly cash and office equipment. This compares with our Company's assets at September 30, 2000 of $43,169, which consisted of mainly cash.

At September 30, 2001, our Company's total liabilities decreased to $5,182 from $32,096 at September 30, 2000, primarily reflecting a net payment to related party loans of $25,272 and a decline in accounts payable in the amount of $1,642.

Our Company has not had revenues from inception.

The British Columbia Ministry of Energy and Mines has advised us that the land use area which includes most of the Mak Sikker property near Osoyoos, B.C. was in the process of being upgraded to a Class A Park. When or if the area is designated as a Class A part, then a procedure will be commenced to arrange for compensating us for our properties. The extent of the compensation cannot be estimated at this time. As of November 6, 2001, we have received no further communication from the Government of British Columbia, nor from the Ministry of Energy and Mines.

We believe it is most likely that the compensation process will eventually be executed, but the change of government in British Columbia in this summer of 2001 increases the small likelihood that the property may not be included in a park and may again be eligible for exploration. Until the foregoing issue is resolved, we do not intend to initiate exploration on our property.

Over 87% of the Province of British Columbia is not designated park land and is prospective for economic minerals and so we are actively seeking other mineral exploration properties of merit in British Columbia to acquire either by purchase or staking.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted loss of $6,162 for the three months ending September 30, 2001. The principal component of the loss was professional expenses.

Operating expenses for the three months ending September 30, 2001 were $6,162, down $4,687 from the three months ending September 30, 2000, due mainly to a decline in general and administrative expenses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November, 2001.

PALAL MINING CORPORATION
(Registrant)

By:/s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Principal
Accounting Officer and a member of the Board
Of Directors