Form 10-Q
period 2000-12-31
PALAL MINING CORP
filed 2002-01-28
CIK 1102944

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: 30,299,250

=============================================================================

PART I.

ITEM 1. - Financial Statements

PALAL MINING CORPORATION (An Exploration Stage Company) BALANCE SHEETS
	December 31, 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$2,044	$10,231
Total Current Assets	2,044	10,231
PROPERTY AND EQUIPMENT
Office equipment	1,595	1,595
Less: accumulated depreciation	(360)	(196)
Total Property and Equipment	1,235	1,399
OTHER ASSETS
Deposits	411	411
Total Other Assets	411	411
TOTAL ASSETS	$3,690 ====================	$12,041 =================

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,695	$-
Related party payable	-	770
Total Current Liabilities	1,695	770
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 30,299,250 shares issued and outstanding	303	303
Additional paid-in-capital	380,924	380,924
Deficit accumulated during exploration stage	(379,232)	(369,956)
TOTAL STOCKHOLDERS' EQUITY	1,995	11,291

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,690 ====================	$12,061 =================

See notes to interim financial statements

PALAL MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF OPERATIONS
							Period from September 2, 1999 (Inception) to December 31, 2001 (Unaudited)
	Three Months Ended December 31,			Six Months Ended December 31,
	2001 (Unaudited)		2000 (Unaudited)	2001 (Unaudited)		2000 (Unaudited)
REVENUES		$-	$-		$-	$-	$-
EXPENSES
Consulting services provided by directors		-	-		-	-	273,586
Rent		-	2,377		-	3,585	6,788
General and administrative expense		607	6,088		632	10,173	14,980
Legal and accounting		2,400	15,801		8,412	20,054	61,035
Travel		-	12,276		-	13,579	14,786
Consulting		-	-		-	-	3,000
Depreciation		82	25		164	25	360
Miscellaneous		-	-		-	-	125
Stock Transfer expenses		25	-		68	-	3,025
Mining exploration		-	-		-	-	1,241
TOTAL EXPENSES		3,114	36,567		9,276	47,416	378,926
LOSS BEFORE INCOME TAXES		(3,114)	(36,567)		(9,276)	(47,416)	(378,926)

OTHER EXPENSES
Loss on impairment of assets		-	-		-	-	(64)
INCOME TAXES		-	-		-	-	-
NET LOSS		$(3,144) ============	$(36,567) ==============		$(9,276) ============	$(47,416) ============	$(378,990) ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	NIL ============	$(0.01) ==============	$	NIL ============	$(0.01) ============	$(0.03) ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		30,299,250 ============	6,033,404 ==============		30,299,250 ============	5,545,724 ============	13,253,422 ============

See notes to interim financial statements

PALAL MINING CORPORATION (An Exploration Stage Company) STATEMENT OF SHAREHOLDERS' EQUITY
				Deficit Accumulated during the Exploration Stage
	Common Stock		Additional Paid-in Capital
					Total Stockholders' Equity
	Number of Shares	Amount
Issuance of common stock for mining claims and executive compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ending June 30, 2000	-	-	-	(298,263)	(298,263)

Balance, June 30, 2000	5,000,000	50	274,950	(298,263)	(23,263)

Sale of common stock at $0.10 per share	1,059,850	11	105,974	-	105,985

Issuance of common stock for four- for-one stock dividend at par value	24,239,400	242	-	(242)	-

Net loss for the year ended June 30, 2001	-	-	-	(71,451)	(71,451)

Balance, June 30, 2001	30,299,250	303	380,924	(369,956)	11,271

Net loss for the six months ended December 31, 2001	-	-	-	(9,276)	(9,276)

Balance, December 31, 2001 (Unaudited)	30,299,250 ============	$303 ============	$380,924 ============	$(379,232) ============	$1,995 ============

See notes to interim financial statements

PALAL MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
					Period from September 2, 1999 (Inception) to December 31, 2001 (Unaudited)
	Six Months Ended December 31,
	2001 (Unaudited)		2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(9,276)		$(47,416)		$(378,990)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		164		25		360
Loss on impairment of assets		-		-		64
Payment of expenses from issuance of stock		-		-		274,804
Net change in:
Deposits		-		-		(411)
Accounts payable		1,695		(120)		1,695
Loan from related party		(770)		(20,454)		-
Net cash provided by operating activities		(8,187)		(67,965)		(102,478)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		-		(1,595)		(1,595)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock		-		105,985		105,985
Proceeds from advances		-		-		132
Net cash provided by financing activities		-		105,985		106,117
Increase in cash		(8,187)		36,425		2,044
Cash, beginning of period		10,231		56		-
Cash, end of period		$2,044 ================		$36,481 ================		$2,044 ================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$	- ================	$	- ================	$	- ================
Income taxes paid	$	- ================	$	- ================	$	- ================
NON-CASH TRANSACTIONS:
Stock issued in payment of expenses		$-		$-		$274,804
Stock issued in payment of advances		$-		$-		$132
Stock issued in payment of mining claims		$-		$-		$64
Stock issued for stock dividend		$-		$-		$242

See notes to interim financial statements

PALAL MINING CORPORATION
(An Exploration Stage Company)
December 31, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS
========================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 2, 1999, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At December 31, 2001, there was positive working capital of $349 compared to $9,461 at June 30, 2001. This change is primarily the result of payment of professional expenses.

At December 31, 2001, our Company's total assets of $3,690 consisted of mainly cash and office equipment. This compares with our Company's total assets at June 30 of $12,041, also mainly cash.

At December 31, 2001, our Company's total liabilities rose to $1,695 from $770 at June 30, 2001, primarily reflecting a build-up of accounts payable.

Our Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, our Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted a loss of $9,276 for the six months ended December 31, 2001. The principal component of the loss was professional expenses.

Operating expenses for the six months ending December 31, 2001 were also $9,276 down from $47,416 in the comparable half year ending December 31, 2000, due to sharp reductions in all categories of expense.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of January, 2002.

PALAL MINING CORPORATION
(Registrant)

 /s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Principal
Accounting Officer and a member of the Board
Of Directors