Form 10QSB
period 2002-03-31
TEXEN OIL & GAS INC
filed 2002-05-20
CIK 1102944

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33193

TexEn Oil & Gas Inc.
formerly, PALAL MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0435904
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7700 San Felipe
Suite 500
Houston, Texas 77063
(Address of principal executive offices)

(713) 782-1075
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 30,299,250

===================================================================================

TexEn Oil & Gas Inc.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
	MARCH 31 2002	JUNE 30 2001
ASSETS
Current
Cash	$130	$10,231
Capital Assets, net	-	1,399
Other Assets
Deposits	-	411
	$130	$12,041
LIABILITIES
Current
Accounts payable	$1,573	$-
Related party payable	10,000	770
	11,573	770
STOCKHOLDERS' EQUITY
Common Stock
Authorized
100,000,000 shares with a par value of $0.00001
Issued and outstanding
30,299,250 shares	303	303
Additional paid-in capital	380,924	380,924
Deficit Accumulated During The Exploration Stage	(392,670)	(369,956)
	(11,443)	11,271
	$130	$12,041

TexEn Oil & Gas Inc.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
PERIOD FROM INCEPTION SEPTEMBER 2
THREE MONTHS ENDED MARCH 31	NINE MONTHS ENDED MARCH 31	1999 TO MARCH 31
2002	2001	2002	2001	2002

Expenses
Consulting services provided by directors	$-	$-	$-	$-	$273,586
Rent	411	1,988	411	5,573	7,199
General and administrative expense	219	3,003	851	13,176	15,199
Legal and accounting	11,573	6,806	19,985	26,860	72,608
Travel	-	1,207	-	14,786	14,786
Consulting	-	3,000	-	3,000	3,000
Depreciation	82	83	246	108	442
Miscellaneous	-	-	-	-	125
Stock transfer expenses	-	2,499	68	2,499	3,025
Mining exploration	-	-	-	-	1,241
Loss Before The Following	12,285	18,586	21,561	66,002	391,211
Other Expenses
Loss on disposition of capital assets	1,153	-	1,153	-	1,153
Loss on impairment of assets	-	-	-	-	64
Net Loss For The Period	13,438	18,586	22,714	66,002	$392,428
Deficit Accumulated During The Exploration Stage, Beginning Of Period	379,232	345,679	369,956	298,263
Deficit Accumulated During The Exploration Stage, End Of Period	$392,670	$364,265	$392,670	$364,265
Net Loss Per Common Share, basic and diluted	$0.01	$0.01	$0.01	$0.01
Weighted Average Number Of Common Stock Shares Outstanding, basic and diluted	30,299,250	6,060,050	30,299,250	5,714,663

TexEn Oil & Gas Inc.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

PERIOD FROM INCEPTION SEPTEMBER 2
THREE MONTHS ENDED MARCH 31	NINE MONTHS ENDED MARCH 31	1999 TO MARCH 31
2002	2001	2002	2001	2002
Cash Flows From Operating Activities
Net loss for the period	$(13,438)	$(18,586)	$(22,714)	$(66,002)	$(392,428)
Adjustments To Reconcile Net Loss To Net Cash By Operating Activities
Loss on disposition of capital assets	1,153	-	1,153	-	1,153
Loss on impairment of assets	-	-	-	-	64
Payment of expenses from issuance of stock	-	-	-	-	274,804
Deposits	411	-	411	-	-
Depreciation	82	83	246	108	442
Accounts payable	(122)	(2,450)	1,573	(2,570)	1,573
Related party payable	10,000	951	9,230	(19,503)	-
	(1,914)	(20,002)	(10,101)	(87,967)	(114,392)
Cash Flows From Financing Activities
Common stock issued	-	-	-	105,985	105,985
Proceeds from advances	-	-	-	-	132
	-	-	-	105,985	116,117
Cash Flows From Investing Activity
Purchase of capital assets	-	-	-	(1,595)	(1,595)
Increase (Decrease) In Cash	(1,914)	(20,002)	(10,101)	16,423	130
Cash, Beginning Of Period	2,044	36,481	10,231	56	-
Cash, End Of Period	$130	$16,479	$130	$16,479	$130

TexEn Oil & Gas Inc.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
MARCH 31, 2002
(Unaudited)

Deficit
Common Stock	Accumulated
Number of Shares	Amount	Additional Paid-In Capital	During the Exploration Stage	Total Stockholders' Equity
Issuance of common stock for mining claims and executive compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000
Net loss for the period	-	-	-	(298,263)	(298,263)
Balance, June 30, 2000	5,000,000	50	274,950	(298,263)	(23,263)

Sale of common stock at $0.10 per share	1,059,850	11	105,974	-	105,985
Issuance of common stock for four-for-one stock dividend at par value	24,239,400	242	-	(242)	-
Net loss for the year	-	-	-	(71,451)	(71,451)

Balance, June 30, 2001	30,299,250	303	380,924	(369,956)	11,271

Net loss for the period	-	-	-	(22,714)	(22,714)

Balance, March 31, 2002	30,299,250	$303	$380,924	$(392,670)	$(11,443)

TexEn Oil & Gas Inc.
(An Exploration Stage Company)

NOTE TO FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

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

The preparation of financial statements in accordance with principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of asset and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

Financial Condition, Liquidity and Capital Resources

Since inception on September 2, 1999 to February 8, 2002, we have been engaged in exploration and acquisition of mineral properties. From February 8, 2002, to the present we have been engaged in the oil and gas exploration and development business.

On the 20th day of April, 2001, we declared a stock dividend of four shares for each one share outstanding.

On the 11th day of October, 2001, we completed our public offering by raising $105,985, we sold 1,059,850 shares of our common stock at an offering price of ten cents per share.

At March 31, 2002, there was negative working capital of $11,443 compared to $9,461 at June 30, 2001. This change is primarily the result of payment of professional expenses.

At March 31, 2002, our Company's total assets of $130 consisted of cash. This compares with our Company's total assets at June 30 of $12,041, also mainly cash.

At March 31, 2002, our Company's total liabilities rose to $11,573 from $770 at June 30, 2001, primarily reflecting a build-up of accounts payable.

On February 8, 2002, Hugh Grenfal, Jr. and Sergei Stetsenko transferred control of the Company to Harry P. Gamble IV. At that time, the Company changed its business purpose from mining exploration to oil and gas exploration and development. As of the date hereof the Company does not own any interest in any oil and gas properties, but anticipates acquiring properties in June 2002.

We have not had revenues from inception. Although there is insufficient capital to fully explore and develop our property, we expect to survive with funding from sales of its securities and, as necessary, or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We believe we can satisfy our cash requirement until June 2002 and will have to raise additional cash thereafter.

We will not be conducting any product research or development.

We do not expect to purchase or sell any significant equipment.

We do not expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $13,438 for the nine months ended March 31, 2002. The principal component of the loss was professional expenses.

Operating expenses for the nine months ending March 31, 2002 were also $21,561 down from $66,002 in the comparable half year ending March 31, 2002, due to reductions in all categories of expense.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May, 2002.

TexEn Oil & Gas Inc. (Registrant)

BY:	/s/ Harry P. Gamble IV Harry P. Gamble IV, President and Chief Executive Officer and a member of the Board of Directors.