Form 10QSB/A
period 2002-03-31
TEXEN OIL & GAS INC
filed 2002-05-22
CIK 1102944

===================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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

==================================================================================

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