Form 10KSB
period 2002-06-30
TEXEN OIL & GAS INC
filed 2002-11-13
CIK 1102944

=========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-33193

TEXEN OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0474903
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

10603 Grant Road
Suite 209
Houston, Texas 77070
(Address of principal executive offices, including zip code.)

(532) 912-7063
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
YES [ X ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year- June 30, 2002 - $-0-.

The market value of the Registrant's common stock can not be determined at this time because there is no public market for said common stock. There are approximately 28,211,165 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: October 31, 2002 - 45,448,879 shares of Common Stock

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

PART I

ITEM 1.DESCRIPTION OF BUSINESS.

Glossary of Terms

Texen Oil & Gas, Inc. (the "Company") is engaged in the business of exploring for and producing oil and natural gas. Oil and gas exploration is a specialized industry. Many of the terms used to describe the Company's business are unique to the oil and gas industry. The following glossary clarifies certain of these terms you that may be encountered while reading this Form 10-KSB.

"Acquisition costs of properties" means the costs incurred to obtain rights to production of oil and gas. These costs include the costs of acquiring oil and gas leases and other interests. These costs include lease costs, finder's fees, brokerage fees, title costs, legal costs, recording costs, options to purchase or lease interests and any other costs associated with the acquisitions of an interest in current or possible production.

"Area of mutual interest" means, generally, an agreed upon area of land, varying in size, included and described in an oil and gas exploration agreement which participants agree will be subject to rights of first refusal as among themselves, such that any participant acquiring any minerals, royalty, overriding royalty, oil and gas leasehold estates or similar interests in the designated area, is obligated to offer the other participants the opportunity to purchase their agreed upon percentage share of the interest so acquired on the same basis and cost as purchased by the acquiring participant. If the other participants, after a specific time period, elect not to acquire their pro-rata share, the acquiring participant is typically then free to retain or sell such interests.

"Back-in interests" also referred to as a carried interest, involve the transfer of interest in a property, with provision to the transferor to receive a reversionary interest in the property after the occurrence of certain events.

"Bbl" means barrel, 42 U.S. gallons liquid volume, used in this annual report in reference to crude oil or other liquid hydrocarbons.

"Bcf" means billion cubic feet, used in this annual report in reference to gaseous hydrocarbons.

"BcfE" means billions of cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

"Casing point" means the point in time at which an election is made by participants in a well whether to proceed with an attempt to complete the well as a producer or to plug and abandon the well as a non-commercial dry hole. The election is generally made after a well has been drilled to its objective depth and an evaluation has been made from drill cutting samples, well logs, cores, drill stem tests and other methods. If an affirmative election is made to complete the well for production, production casing is then generally cemented in the hole and completion operations are then commenced.

"Development costs" are costs incurred to drill, equip, or obtain access to proved reserves. They include costs of drilling and equipment necessary to get products to the point of sale and may entail on-site processing.

"Exploration costs" are costs incurred, either before or after the acquisition of a property, to identify areas that may have potential reserves, to examine specific areas considered to have potential reserves, to drill test wells, and drill exploratory wells. Exploratory wells are wells drilled in unproven areas. The identification of properties and examination of specific areas will typically include geological and geophysical costs, also referred to as G&G, which include topological studies, geographical and geophysical studies, and costs to obtain access to properties under study. Depreciation of support equipment, and the costs of carrying unproved acreage, delay rentals, ad valorem property taxes, title defense costs, and lease or land record maintenance are also classified as exploratory costs. "Farmout" involves an entity's assignment of all or a part of its interest in or lease of a property in exchange for consideration such as a royalty .

"Future net revenue, before income taxes" means an estimate of future net revenue from a property, based on the production of the proven reserves of oil and natural gas believed to be recoverable at a specified date, after deducting production and ad valorem taxes, future capital costs and operating expenses, before deducting income taxes. Future net revenue, before income taxes, should not be construed as being the fair market value of the property.

"Future net revenue, net of income taxes" means an estimate of future net revenue from a property, based on the proven reserves of oil and natural gas believed to be recoverable at a specified date, after deducting production and ad valorem taxes, future capital costs and operating expenses, net of income taxes. Future net revenues, net of income taxes, should not be construed as being the fair market value of the property.

"Mcf" means thousand cubic feet, used in this annual report to refer to gaseous hydrocarbons.

"McfE" means thousands of cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

"MMcf" means million cubic feet, used in this annual report to refer to gaseous hydrocarbons.

"MBbl" means thousand barrels, used in this annual report to refer to crude oil or other liquid hydrocarbons. "

"Gross" oil or gas well or "gross" acre is a well or acre in which the Company has a working interest.

"Net" oil and gas wells or "net" acres are determined by multiplying "gross" wells or acres by The Company's percentage interest in such wells or acres.

"Oil and gas lease" or "Lease" means an agreement between a mineral owner, the lessor, and a lessee which conveys the right to the lessee to explore for and produce oil and gas from the leased lands. Oil and gas leases usually have a primary term during which the lessee must establish production of oil and or gas. If production is established within the primary term, the term of the lease generally continues in effect so long as production occurs on the lease. Leases generally provide for a royalty to be paid to the lessor from the gross proceeds from the sale of production.

"Overpressured reservoir" are reservoirs subject to abnormally high pressure as a result of certain types of subsurface conditions.

"Present value of future net revenue, before income taxes" means future net revenue, before income taxes, discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties.

"Present value of future net revenue, net of income taxes" means future net revenue, net of income taxes discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Also known as the "Standardized Measure of Discounted Future Net Cash Flows" if SEC pricing assumptions are used.

"Production costs" means operating expenses and severance and ad valorem taxes on oil and gas production.

"Prospect" means a location where both geological and economical conditions favor drilling a well.

"Proved oil and gas reserves" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic recovery by production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

"Proved developed oil and gas reserves" are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas reserves expected to be obtained through the application of fluid injection or other improved secondary or tertiary recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed recovery program has confirmed through production response that increased recovery will be achieved. "Proved undeveloped oil and gas reserves" are those proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves attributable to any acreage do not include production for which an application of fluid injection or other improved recovery technique is required or contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir. "Reserve target" see "Prospect".

"Royalty interest" is a right to oil, gas, or other minerals that is not burdened by the costs to develop or operate the related property. "Seismic option" generally means an agreement in which the mineral owner grants the right to acquire seismic data on the subject lands and grants an option to acquire an oil and gas lease on the lands at a predetermined price. "Trend" means a geographical area along which a petroleum pay occurs (fairway).

"Working interest" is an interest in an oil and gas property that is burdened with the costs of development and operation of the property. Disclosure Regarding Forward-Looking Statements Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements.

The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct. All forward looking statements contained in this section are based on assumptions believed to be reasonable. These forward looking statements include statements regarding:

* * * * * * * * * *

Estimates of proved reserve quantities and net present values of those reserves
Reserve potential
Business strategy
Capital expenditures - amount and types
Expansion and growth of the Company's business and operations
Expansion and development trends of the oil and gas industry
Production of oil and gas reserves
Exploration prospects
Wells to be drilled, and drilling results
Operating results and working capital

The Company can give no assurance that its expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects and new production. Additionally, any forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control. Such things may cause actual results, performance, achievements or expectations to differ materially from what we anticipated.

Factors that may affect such forward-looking statements include, but are not limited to:

*	The Company's ability to generate additional capital to complete its planned drilling and exploration activities
*	Risks inherent in oil and gas acquisitions, exploration, drilling, development and production
*	Oil and natural gas prices
*	Competition from other oil and gas companies
*	Shortages of equipment, services and supplies
*	General economic, market or business conditions
*	Economic, market or business conditions in the oil and gas industry and in the energy business generally
*	Government regulation
*	Environmental matters
*

Financial condition and operating performance of the other companies participating in the exploration, development and production of oil and gas ventures that we are involved in. In addition, the Company may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.

General Business of the Company

The Company is an independent oil and gas company engaged in the exploration, exploitation, development, production and acquisition of natural gas and crude oil. The Company conducts its operations through subsidiary corporations. The Company is a Nevada corporation incorporated on September 2, 1999, as Palal Mining Corporation. In February 2002, the Company discontinued mining operations, changed its focus, and are currently focused on the exploration and development of oil and gas trends situated in Texas. The Company currently own interests in approximately 44 gross wells, 44 wells net to our interest, in fields located in Waller, Victoria, DeWitt, Calhoun and Concho Counties, Texas region and participated in the drilling and completion of 17 gross wells (17 net wells) for the year. Additionally, the Company owns interests in 5,595.21 net acres in Texas. The properties are titled in the name of TexEn Oil & Gas, Inc., Texas Brookshire Partners, Inc. and Texas Gohlke Partners, Inc. which are wholly owned subsidiary corporations.

Business Strategy

The Company's overall goal is to maximize its value through profitable growth in its oil and gas reserves. The Company believes this can be achieved through the exploration and development of its existing prospect inventory base located in Texas. As with any dynamic environment, the Company must be flexible and adaptive to current economic and sector conditions in executing its growth plan. In 2003, the Company will supplement its exploration and development program with an acquisition program targeting properties that it believes possess high development potential. Following the 2002 acquisition of the Brookshire and Gohlke properties, the Company has a base production level in place that can provide consistent cash flow to assist in funding its exploration efforts. Exploration and development activities have higher associated risks than those associated with acquisitions of producing properties. Two of the largest risks associated with exploration and development activities are:

* *	geological risks (the subject property does not hold recoverable oil or natural gas); and project cost overruns.

By utilizing a "portfolio" approach in its exploration activities, the Company expects to minimize the overall effect of these risks. The Company thus participates in a larger number of exploratory and development activities by diversifying its ownership positions. The Company utilizes available advanced technology, such as 3-dimensional ("3-D") seismic modeling to further reduce risk and enhance its success rates. The Company believes that the availability of economical 3-D seismic surveys fundamentally changed the risk profile of oil and gas exploration in Texas. Recognizing this, the Company has aggressively sought to acquire significant acreage blocks in selected areas for targeted, proprietary, 3-D seismic surveys. Using the data generated by initial proprietary seismic surveys, covering over 8.3 square miles, the Company has identified in excess of 10 potential drill sites net of 2002 activity. In general, when it is not geographically advantageous for the Company to be the operator, its will rely on agreements with qualified operating oil and gas companies to operate many its projects through the exploratory and production phases.

Current Projects

Texas Brookshire Partners, Inc.

Texas Brookshire Partners, Inc., a wholly owned subsidiary corporation of the Company and is engaged in the business of purchasing, developing and operating oil and gas leases in the Brookshire Field of Waller County, Texas, and owns 77.75% working interest ownership in and to approximately 1,440 gross leasehold acres and 550 net acres leasehold acres located in the Brookshire Dome Field of Waller County, Texas. The current working interest ownership position owns various interests in 26 wells which have been drilled to date and one water injection well. Current production form these properties over the last 12 months has averaged approximately 95 barrels of oil per day with revenues averaging approximately $54,000.00 per month and expenses of $36,000.00.

The following is a summary of the Texas Brookshire production and expenses:

Oil Production
Inception (05/2000) to date
	100%	70.675 NRI
Production Month	BBLS	Gross Revenue	BBLS	Revenue
May-00	3,725.58	94,064.94	2,633.05	$66,480.40
June-00	3,520.38	97,661.33	2,488.03	$69,022.14
July-00	3,663.27	95,711.73	2,589.02	$67,644.27
August-00	2,651.43	72,097.41	1,873.90	$50,954.84
September-00	2,071.83	61,757.74	1,464.27	$43,647.28
October-00	1,931.99	55,853.28	1,365.43	$39,474.31
November-00	1,671.38	50,809.96	1,181.25	$35,909.94
December-00	2,026.00	49,290.55	1,431.88	$34,836.10
January-01	3,537.40	89,684.43	2,500.06	$63,384.47
February-01	1,923.75	49,354.56	1,359.61	$34,881.34
March-01	2,809.11	65,126.13	1,985.34	$46,027.89
April-01	7,210.71	169,031.25	5,096.17	$119,462.84
May-01	6,235.29	154,524.82	4,406.79	$109,210.42
June-01	3,817.59	90,381.43	2,698.08	$63,877.08
July-01	5,523.63	124,905.30	3,903.83	$88,276.82
July-01	3,274.08	74,036.77	2,313.96	$52,325.49
August-01	8,211.98	191,790.79	5,803.82	$135,548.14
September-01	5,688.36	128,602.41	4,020.25	$90,889.75
October-01	6,182.38	112,976.83	4,369.40	$79,846.37
November-01	4,442.01	69,815.08	3,139.39	$49,341.81
December-01	5,277.30	81,967.01	3,729.73	$57,930.18
January-02	4,907.00	77,364.25	3,468.02	$54,677.18
February-02	774.74	13,059.81	547.55	$9,230.02
March-02	1,367.99	28,154.61	966.83	$19,898.27
April-02	2,744.88	60,936.35	1,939.94	$43,066.77
May-02	1,956.10	45,068.57	1,382.47	$31,852.21
June-02	1,800.26	39,065.65	1,272.33	$27,609.65

TOTAL	98,946.42	2,243,092.99	69,930.40	1,585,305.98

Gas Production
Inception (05/2000) to date
	100%	70.675 NRI
Production Month	MCF	Gross Revenue	MCF	Revenue
May-00	141	$361.28	99.65	$255.33
Jun-00	1,281	4,664.92	905.35
Jul-00	1,808	6,582.26	1,277.80	3,296.93
Aug-00	1,662	5,331.63	1,174.62
Sep-00	2,629	10,132.14	1,858.05	4,652.01
Oct-00	5,157	19,095.27	3,644.71	3,768.13
Nov-00	8,971	39,472.82	6,340.25	7,160.89
Dec-00	2,323	11,571.90	1,641.78	13,495.58
Jan-01	11,934	97,775.15	8,577.58	27,897.42
Feb-01	5,379	27,883.14	3,817.18	8,178.44
Mar-01	7,936	33,139.42	5,608.77	70,282.39
Apr-01	10,016	44,796.02	7,209.49	19,787.71
May-01	4,788	19,527.81	3,392.02	23,421.29
Jun-01	5,212	16,357.38	3,683.58	32,247.19
Jul-01	2,853	7,722.77	2,016.36	13,834.65
Aug-01	3,922	10,550.58	2,771.87	11,560.58
Sep-01	2,138	4,241.77	1,511.03	5,458.07
Oct-01	486	750.97	343.48	7,456.62
Nov-01	1,751	4,534.92	1,237.52	2,997.87
Dec-01	1,301	2,484.81	919.48	530.75
Jan-02	1,740	3,769.23	1,229.75	3,205.05
Feb-02	476	809.23	36.41	1,756.14
Mar-02	306	609.96	216.27	2,663.90
Apr-02	275	779.71	94.36	571.9
May-02	-	-	-	431.09
Jun-02	-	-	-	551.05

TOTAL	84,485	$372,945.05	60007.36	$265,460.98

Operating Expenses
From Inception (5/2000) to 6/30/02
May-00	$1,555.00
Jun-00	$9,512.60
Jul-00	$3,489.40
Aug-00	$14,668.00
Sep-00	$6,474.80
Oct-00	$16,073.60
Nov-00	$8,554.60
Dec-00	$7,332.20
Jan-01	$9,538.79
Feb-01	$15,433.35
Mar-01	$22,855.10
Apr-01	$13,303.58
May-01	$51,519.58
Jun-01	$9,644.60
Jul-01	$19,557.80
Aug-01	$21,782.80
Sep-01	$28,288.20
Oct-01	$17,127.00
Nov-01	$47,477.00
Dec-01	$51,236.40
Jan-02	$41,555.00
Feb-02	$31,165.20
Mar-02	$39,690.40
Apr-02	$36,711.60
May-02	$39,509.00
Jun-02	$37,607.40

TOTAL	$601,663.00

Texas Gohlke Partners, Inc.

Texas Gohlke Partners, Inc. is a wholly owned subsidiary corporation of the Company and is engaged in the business of purchasing, developing and operating oil and gas leases in the Helen Gohlke Field located in Victoria and DeWitt counties, Texas and owns a 100% working interest ownership, 70% net revenue interest in and to approximately 4,800 gross leasehold acres. There are currently eight producing wells on the property, eighteen shut-in wells and two salt water disposal wells. Current production form these properties over the last 12 months has averaged approximately 34 barrels of oil per day and 152 mcf per day with revenues averaging approximately $30,000.00 per month and expenses averaging $27,000.00 per month.

The following is a summary of the Texas Gohlke production and expenses:

Oil Production:
12 Months Revenue Information/LOE
8/8ths Revenue
Month	BBLS	Gross	SEV TAX	Net
10/01	702	14,406	669	13,737
11/01	539	9,693	451	9,242
12/01	824	14,653	681	13,972
1/02	1,643	29,605	1,375	28,230
2/02	2,109	39,512	1,835	37,677
3/02	1,588	36,245	1,680	34,565
4/02	1,538	37,613	1,741	35,872
5/02	1,569	39,681	1,838	37,843
6/02	863	20,677	958	19,719
7/02	0	0	0	0
8/02	0	0	0	0
9/02	652	18,233	843	17,390

TOTAL	12,027	260,318	12,071	248,247

Gas Production
Month	MCF	Gross	SEV TAX	Net
10/01	2,756	5,002	4	4,998
11/01	3,917	12,348	5	12,343
12/01	4,959	11,368	4	11,364
1/02	6,198	11,427	599	10,828
2/02	5,512	8,644	389	8,255
3/02	5,790	10,090	498	9,592
4/02	5,745	11,025	568	10,457
5/02	4,076	8,051	344	7,707
6/02	6,495	15,442	900	14,542
7/02	5,379	16,092	948	15,144
8/02	1,585	3,215	1	3,214
9/02	2,254	1,368	2	1,366

TOTAL	54,666	114,072	4,262	109,810

October, November and December gas SEV tax is lower because lease use was paid which is a credit when calculating sales severance tax.

Expenses
Month	LOE
10/01	25,265
11/01	23,744
12/01	19,359
1/02	25,546
2/02	24,317
3/02	24,270
4/02	30,952
5/02	49,869
6/02	24,710
7/02	33,760
8/02	19,340
9/02	43,641

TOTAL	344,773

Trull Heirs #1

The Company owns a 100% working interest, 75% net revenue interest in and to approximately 40 gross leasehold acres and 40 net leasehold acres in Calhoun County, Texas which contains the Trull Heirs #1 well. The Company is currently attempting to rework this shut-in well and get it back on production. There has been no production from the Trull Heirs #1 in the last two years. The expenses incurred from October 1, 2001 to September 30, 2002 was $4,677.39.

Ellis Lease

The Company owns a 98% working interest and with a 75% net revenue interest under a 255.21 gross and net acre oil and gas lease located in Concho County, Texas. This lease has two (2) wells located thereon which are currently shut-in and one (1) saltwater disposal well. There has been no production from the Ellis Lease in the last two years. The expenses incurred from October 1, 20021 to September 30, 2002 was $16,470.15.

Other Subsidiary Corporations

In addition to Texas Brookshire Partners, Inc. and Texas Gohlke Partners, Inc., the Company owns the following additional subsidiary corporations:

Brookshire Drilling Service, LLC

The Company owns100% of the ownership, membership and management of Brookshire Drilling Service LLC, a Texas Limited Liability Company which is engaged in the business of drilling, servicing and reworking oil and gas wells and leases.

Sanka LLC

The Company owns 100% of the management of Sanka LLC, a Texas Limited Liability Company. Sanka LLC. is engaged in the business of drilling, servicing and operating oil and gas wells and leases. Sanka LLC conducts its business in its own name and through one wholly owned Texas subsidiary corporation, Chief Operating Company and one wholly owned Texas Limited Liability Company, Tiger Resources, LLC.

The Company uses Brookshire Drilling Services, LLC and Sanka LLC for most of its drilling and rework operations.

Yegua, Inc.

The Company owns 100% of the outstanding common stock of Yegua, Inc. which is engaged in the business of purchasing and developing oil and gas leases in the Brookshire Field of Waller County, Texas, and owns 1.95% working interest ownership in and to approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome field of Waller County, Texas. This interest compliments the 77.75% working interest that TexEn owns in this field through its other wholly owned subsidiary corporation Texas Brookshire Partners, Inc.

Geological and Geophysical Techniques

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the entity that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, the Company can construct a picture of rock layers in the area. The Company will have access to the well logs and decline curves from existing operating wells. Well logs allow the Company to calculate an original oil or gas volume in place while decline curves from production history allow the Company to calculate remaining proved producing reserves. The Company maintains its own equipment necessary to conduct the geological or geophysical testing referred to herein.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. The Company is a working interest owner. By being a working interest owner, the Company is responsible for the payment of its proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, the Company, in most instances, is paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is the Company's intention to utilize this market when ever possible in order to maximize revenues. The Company does not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Acquisition of Future Leases

The Company in the future will be the acquiring additional oil and gas leases. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, the Company is not engaged in any bidding process. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

Phase 1. Field identification. In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized. In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field.

Phase 2. Submission of the Bid. Each bid will be made subject to further verification of production capacity, equipment condition and status, and title.

Phase 3. Closing. Final price negotiation will take place. Cash transfer and issuance of title opinions. Tank gauging and execution of transfer orders.

After closing has occurred, the newly acquired property will be turned over to the Company for possible work-overs or operational changes which will in the Company's estimation increase each well's production.

In connection with the acquisition of an oil and gas lease for work-over operations, the Company is able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, the Company agrees to assume the obligation to plug and abandon the well in the event the Company determines that reworking operations are either too expensive or will not result in production in paying quantities.

Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding. The Company currently does not have sufficient revenues or funds available to it to make a bid for such properties. The Company has not initiated a search for additional leases and does not intend to do so until it raises additional capital. The Company believes that it is not an efficient use of time to search for additional prospects when it does not have sufficient capital to acquire and develop additional leases. The Company intends to raise additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties. There is no assurance that the Company will ever raise such additional capital and if the Company is unable to raise such capital, it may have to cease operations.

At the present time, the Company has not identified any specific oil and gas leases which it intends to acquire in the future and will only be able to make such determination upon raising said capital.

Competition

The oil and gas industry is highly competitive. The Company's competitors and potential competitors include major oil companies and independent producers of varying sizes of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of the Company's competitors have greater financial, personnel and other resources than does the Company and therefore have a greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof on the Company cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is "deregulated"). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that the Company may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

The Company's operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases the Company's cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. The Company can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by the Company's ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission ("FERC") regulates:

* *	the construction of natural gas pipeline facilities, and the rates for transportation of these products in interstate commerce.

The Company's possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC's jurisdiction. The most notable of these are natural gas transmission companies.

The FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. The Company cannot predict what further action the FERC will take on these matters. However, the Company does not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which the Company might compete against.

Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. The Company does not believe that these regulations will affect it any differently than other oil producers and marketers with which it competes with.

Regulation of Drilling and Production. The Company's proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

* * * *

the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials,
the reclamation and abandonment of wells and facility sites, and the remediation of contaminated sites,

and require:

* * *	permits for drilling operations, drilling bonds, and reports concerning operations.

Texas law contains:

* * *

provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, and the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

General. The Company's operations are affected by the various state, local and federal environmental laws and regulations, including the:

* * * * * *

Clean Air Act,
Oil Pollution Act of 1990,
Federal Water Pollution Control Act,
Resource Conservation and Recovery Act ("RCRA"),
Toxic Substances Control Act, and
Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

these laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

* * * *

drilling,
development and production operations,
activities in connection with storage and transportation of oil and other liquid hydrocarbons, and use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

*	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,
*

capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

*	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, the Company is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, the Company does not believe that changes to these regulations will have a significant negative affect on its operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Company does not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Company believes the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

* *	a "generator" or "transporter" of hazardous waste, or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, the Company will not be subject to many of RCRA's requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

* *	the "owner" or "operator" of the site where hazardous substances have been released, and companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, the Company could generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, the Company may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law the Company could be required to:

* * *

remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including contaminated groundwater, or perform remedial plugging operations to prevent future contamination.

The Company could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

The Company foregoing regulations do not and will not have any material adverse affect upon the Company.

Company's Office

The Company's offices are located at 10603 Grant Road, Suite 209, Houston, Texas 77070. Its telephone number is (532) 912-763.

Employees

The Company is a development stage company and currently has no employees other than its Officers and Directors.

Risk Factors

1. Volatility of Oil and Gas Markets. In the past few years, the price of oil and gas has been volatile. During the last five years the price of oil has fluctuated from a low of approximately $11.00 per barrel to a high of approximately $36.00 per barrel. The price of gas has fluctuated from a low of approximately $1.80 per 1,000 cubic feet to a high of approximately $9.00 per 1,000 cubic feet. At the present time the price of oil is near $27.75 per barrel. The price of natural gas is near $5.62 per 1,000 cubic feet. There is no assurance that in the future prices for oil and gas production will stabilize at current rates.

2. Availability of Suitable Prospects or Producing Properties. Competition for prospects and producing properties is intense. The Company will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than the Company. The state of the oil and gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. See "Business - Competition." The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company or that the Company can sell prospects or obtain financing for or participants to join in the development of prospects.

3. Title to Properties. It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. The Company intends to follow this custom. If the title to the prospects should prove to be defective, the Company could lose the costs of acquisition, or incur substantial costs for curative title work.

4. Shut-in Wells and Curtailed Production. Production from gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where the Company's operations will be conducted. In such event, it is possible that there will be no market or a very limited market for the Company's prospects. It is customary in many portions of Oklahoma and Texas to shut-in gas wells in the spring and summer when there is not sufficient demand for gas.

5. Operating and Environmental Hazards. Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by the Company if it participates in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. The Company could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons. The Company currently does not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas. See "Business - Government Regulations."

6. Federal and State Taxation. Federal and state income tax laws are of particular significance to the oil and gas industry. Recent legislation has eroded previous benefits to oil and gas producers, and any subsequent legislation may continue this trend. The states in which the Company may conduct oil and gas activities also impose taxes upon the production of oil and gas located within such states. There can be no assurance that the tax laws will not be changed or interpreted in the future in a manner which adversely affects the Company.

7. Government Regulation. The oil and gas business is subject to substantial governmental regulation, including the power to limit the rates at which oil and gas are produced and to fix the prices at which oil and gas are sold. It cannot be accurately predicted whether additional legislation or regulation will be enacted or become effective. See "Business - Governmental Regulations."

8. Because the Company's common stock is a "penny stock," investors may not be able to resell their shares and will have access to limited information about the Company. The Company's common stock is defined as a "penny stock," under the Securities Exchange Act of 1934, and its rules. Because the Company's common stock is a "penny stock," investors may be unable to resell their shares. This is because the Securities Exchange Act of 1934 and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell the Company's securities to persons other than accredited investors. As a result, fewer broker-dealers are willing to make a market in the Company's common stock and investors may not be able to resell their shares. Further, news coverage regarding penny stock is extremely limited, if non-existent. As a result, investors only information will be from reports filed the with the Securities and Exchange Commission. See "Market Price for Common Equity and Other Shareholder Matters."

9. Writedowns and Limits on Accuracy of Reserve Estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of future net revenues and the present value of such revenues are based on the price and costs at the effective date of the estimate. These estimates may not prove to have been correct over time. A further decline in oil and gas prices may require the Company to write down the value of its oil and gas reserves.

10. Need for Additional Key Personnel. At the present, the Company employs no full time employees. In order to drill a well on its property, the Company will have to hire a drilling contractor. The Company believes that it has sufficient funds to commence its drilling operations, but not enough money to complete its well, should oil and/or gas be discovered. Should the Company's operations prove successful, the Company believes that it will need the services of a full-time petroleum geologist and possibly an engineer who would be available to evaluate its proposed acquisitions. At the present time the Company has insufficient revenues to hire a geologist or engineer and there is no assurance that it will be able to hire and retain such personnel in the future. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected. See "Business."

11. Reliance the Company's Sole Officer and Director. The Company is wholly dependent, at the present time, upon the personal efforts and abilities of its sole officer and director, Robert M. Baker. The loss of Mr. Baker will adversely effect the Company's operations.

12. Need for Subsequent Funding. The Company will have future needs for additional funds in order to finance its proposed business operations. The Company believes that it does not have adequate funds available to drilll and complete all of the wells planned for its properties. The Company's continued operations therefore depend upon its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

13. Non-Arms's Length Transaction. The purchase price paid for the Company's assets was not at arm's length and the consideration paid by the Company could have been more than would have been paid had the transactions been with non-affiliated third parties.

14. Indemnification of Officers and Directors for Securities Liabilities. The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Nevada Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

15. No Cumulative Voting or Preemptive Rights. There are no preemptive rights in connection with the Company's Common Stock and cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. See "Description of the Securities."

16. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchase of the securities. See "Dividend Policy."

ITEM 2. DESCRIPTION OF PROPERTIES.

Our principal properties consist of developed and undeveloped oil and gas leases and the reserves associated with these leases which are described in Item 1 of this report. Generally, developed oil and gas leases remain in force so long as production is maintained. Undeveloped oil and gas leaseholds are generally for a primary term of three to five years. In most cases, the term of our undeveloped leases can be extended by paying delay rentals or by producing reserves that are discovered under our leases. We have presented the following table to provide you with a summary of the producing oil and gas wells and the developed and undeveloped acreage in which we own an interest.

The Company leases its office space at 10603 Grant Road, Suite 209, Houston, Texas 77070 pursuant to a written lease agreement with A-k Texas Venture Capital LC. The lease is paid semi-annually at the rate of $5,584.14.

ITEM 3.LEGAL PROCEEDINGS.

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter which ended June 30, 2002 other than a proposal to change the name of the Company from Palal Mining Corporation to TexEn Oil & Gas, Inc. The measure was submitted to the Company's shareholders by an information statement. No proxy was requested. The measure passed by a majority of the shares outstanding and became effective in May 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At October 31, 2002, the Company had 115 shareholders of record of its common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company. The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the "TXEN." The table shows the high and low bid of the Company's common stock since April 11, 2001, when the Company's securities began trading.

Quarter ended	High Bid	Low Bid
2001
June 30	$1.66	$0.27
September 30	$1.33	$0.46
December 31	$2.00	$0.67
2002
March 31	$2.73	$0.96
June 30	$1.90	$1.40
September 30	$1.43	$0.86

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

The Company has no outstanding options or warrants, or other securities convertible into, common equity. Of the 45,448,879 shares of common stock outstanding as of October 31, 2002, 37,500,000 shares are restricted securities and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and 7,948,879 are deemed free trading.

The Company has not declared any cash dividends, nor does it intend to do so. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company's securities and also may affect the ability of purchasers to sell their shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company intends to spend its existing cash on drilling and rework operations on its existing oil and gas leases. The Company does not intend to acquire any additional oil and gas leases until it completes drilling operations on its existing leases. The Company intends to initiate its drilling operations within the next twelve months and believes that it will complete its drilling operations within the next eighteen months. The Company does not believe it will need additional capital to commence its drilling operations, but will need additional capital to complete its wells.

The Company intends to reduce its dependence on new finances by drilling new wells and reworking existing wells. Income from the sale of oil or gas will be applied to the Company's drilling and reworking plans. There is no assurance, however, the Company's drilling and reworking operation will prove successful. It does not prove successful, the Company will have to rely upon future new finances in order to continue its operations.

The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated enough revenues from operations to drill, complete and rework wells on its leases. Accordingly, the Company must raise cash from sources other than the sale of oil or gas found on its property. That cash must be raised from other sources. The Company's only other source for cash at this time are investments or loans by others in the Company.

The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements, the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

The Company does not intend to conduct any research or development during the next twelve months other than as described herein. See "Business."

The Company does not intend to purchase a plant or significant equipment. The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

The Company acquired all of its properties after June 30, 2002. Accordingly, it had no revenues prior thereto.

The Company's expenses for June 30, 2002 were $23,935 compared with expenses of $71,387 for June 30, 2001.

The Company's assets on June 30, 2002 were $-0- compared with assets of $10,231 for June 30, 2001.

The Company's liabilities on June 30, 2002 were $4,190 compared with assets of $770 for June 30, 2001.

The Company's stockholder's equity on June 30, 2002 was $(14,190) compared with stockholders' equity of $11,271 for June 30, 2001.

All of the foregoing changes were a direct result of the change in business purpose from mining to oil and gas exploration, development, production and sales.

ITEM 7. FINANCIAL STATEMENTS.
Independent Auditor's Report Balance Sheet Statement of Operations Statement of Stockholders' Equity Statement of Cash Flows Notes to the Financial Statements	F-1 F-2 F-3 F-4 F-5 F-6

Board of Directors
Palal Mining Corporation
Vancouver, BC
CANADA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) (an exploration stage enterprise) as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001, and the period from September 2, 1999 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001, and the period from September 2, 1999 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ William & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

November 5, 2002

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) (an Exploration Stage Company) BALANCE SHEETS
	June 30,
	2002	2001

ASSETS
CURRENT ASSETS
Cash	$-	$10,231
Total Current Assets	-	10,231
PROPERTY AND EQUIPMENT
Office equipment	-	1,595
Less: accumulated depreciation	-	(196)
Total Property and Equipment	-	1,399
OTHER ASSETS
Deposits	-	411
TOTAL ASSETS	$-	$12,041

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,817	$-
Accrued interest	373	-
Related party payable	-	770
Total Current Liabilities	4,190	770
LONG-TERM LIABILITIES
Loan payable	10,000	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 45,448,879 and 30,299,250 shares issued and outstanding, respectively	454	303
Additional paid-in capital	380,924	380,924
Deficit accumulated during exploration stage	(395,568)	(369,956)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(14,190)	11,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$12,041

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) (an Exploration Stage Company) STATEMENTS OF OPERATIONS
	Year Ended June 30,			Period from September 2, 1999 (Inception) to June 30, 2002
	2002		2001

REVENUES		$-	$-	$-
EXPENSES
Consulting services provided by directors		-	-	273,586
Rent		411	5,967	7,199
General and administrative		982	13,732	15,330
Legal and accounting		22,228	30,749	74,851
Travel		-	14,786	14,786
Stock transfer fees		68	2,957	3,025
Consulting		-	3,000	3,000
Depreciation		246	196	442
Miscellaneous		-	-	125
Mining exploration		-	-	1,241
TOTAL EXPENSES		23,935	71,387	393,585

OPERATING LOSS		(23,935)	(71,387)	(393,585)
OTHER EXPENSES
Interest expense		(373)	-	(373)
Loss on disposal of assets		(1,153)	-	(1,153)
Loss on impairment of assets		-	(64)	(64)
TOTAL OTHER EXPENSES		(1,526)	(64)	(1,590)

LOSS BEFORE INCOME TAXES		(25,461)	(71,451)	(395,175)
INCOME TAXES		-	-	-
NET LOSS		$(25,461)	$(71,451)	$(395,175)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	Nil	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		31,494,212	11,511,927

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) (an Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for services, mining claims and in payment of advances at approximately $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ending June 30, 2000	-	-	-	(298,263)	(298,263)

Balance, June 30, 2000	5,000,000	50	274,950	(298,263)	(23,263)

Issuance of common stock for cash at $0.10 per share	1,059,850	11	105,974	-	105,985

Issuance of common stock for four-for-one stock dividend at par value	24,239,400	242	-	(242)	-

Net loss for the year ending June 30, 2001	-	-	-	(71,451)	(71,451)

Balance, June 30, 2001	30,299,250	303	380,924	(369,956)	11,271

Issuance of common stock for 50% stock dividend at par value	15,149,629	151	-	(151)	-

Net loss for the year ending June 30, 2002	-	-	-	(25,461)	(25,461)

Balance, June 30, 2002	45,448,879	$454	$380,924	$(395,568)	$(14,190)

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) (an Exploration Stage Company) STATEMENTS OF CASH FLOWS
	Years Ended June 30,		Period from September 2, 1999 (Inception) to June 30, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,461)	$(71,451)	$(395,175)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	246	196	442
Loss on impairment of assets	-	64	64
Loss on disposal of assets	1,153	-	1,153
Payment of expenses from issuance of stock	-	-	274,804
(Increase) in deposits	411	-	-
Increase (decrease) in accounts payable	3,817	(2,570)	3,817
Increase (decrease) in accrued interest	373	-	373
Increase (decrease) in loan from related party	(770)	(20,454)	-
Net cash used by operating activities	(20,231)	(94,215)	(114,522)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,595)	(1,595)
Net cash used in investing activities	-	(1,595)	(1,595)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	-	105,985	105,985
Proceeds from loan payable	10,000	-	10,000
Proceeds from advances	-	-	132
Net cash provided by financing activities	10,000	105,985	116,117
Increase (decrease) in cash	(10,231)	10,175	-
Cash, beginning of period	10,231	56	-
Cash, end of period	$-	$10,231	$-
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued in payment of expenses	$-	$-	$274,804
Stock issued in payment of advances	$-	$-	$132
Stock issued in payment of mining claims	$-	$-	$64
Stock issued for stock dividend	$151	$242	$393

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
(an Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) (hereinafter TexEn or "the Company") filed for incorporation on September 2, 1999 under the laws of the State of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company changed its name from Palal Mining Corporation to TexEn Oil & Gas, Inc. on May 15, 2002 upon obtaining approval from its shareholders and filing an amendment to its articles of incorporation. The Company shall be referred to as "TexEn" or "TexEn Oil & Gas, Inc." even though the events described may have occurred while the Company's name was "Palal Mining Corporation." The Company's fiscal year end is June 30.

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

Accounting Method
The Company's uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Exploration Stage Activities
The Company has been in the exploration stage since its formation in September 1999 and has not yet realized any revenues from its planned operations. It has been primarily engaged in the acquisition, exploration and development of mining properties. Subsequent to June 30, 2002, the Company began a new exploration stage concerning the exploration of oil and gas leases on July 1, 2002 and has not commenced the sale of any products.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
(an Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Valuation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange differences arising from currency translation is disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Foreign Currency Translation
The Company has adopted Financial Accounting Standard No. 52. There were no foreign currency translation adjustments required at June 30, 2002. The Company will record future foreign currency translation results as a separate component of stockholders' equity.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable and accrued liabilities approximate their fair value.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
(an Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2002, the Company had net deferred tax assets of approximately $18,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $122,000 which expire in the years 2020 through 2022. The net operating loss carryforwards could be limited due to a change in ownership. The Company recognized approximately $273,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of the deferred tax asset.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
(an Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Office Equipment
Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation amounted to $246 and $196, respectively for the years ended June 30, 2002 and 2001. The Company's office equipment assets were abandoned during the year ended June 30, 2002.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $395,175 for the period of September 2, 1999 (inception) to June 30, 2002 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
(an Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the GASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and required periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists of companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 did not effect net income in the fiscal year ended June 30, 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
(an Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 required that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilties or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective December 31, 2002 with early application encouraged. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
(an Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

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

In September and October 2000, the Company sold 1,059,850 shares of its common stock at a price of ten cents per share. The Company also issued four additional shares of its common stock for each one share of common stock outstanding as a stock dividend to shareholders of record as of April 5, 2001. A total of 24,239,400 shares of common stock were issued in regards to the aforementioned stock dividend.

In May 2002, the Company declared a 50% stock dividend payable on May 29, 2002 to stockholders on record on May 28, 2002. Per-share amounts in the accompanying financial statements have been restated for the stock dividend. The Company issued 15,149,629 shares of common stock in payment of this stock dividend on May 29, 2002.

NOTE 4 - MINING CLAIMS

In September 1999, the Company, through Mr. Hugh Grenfal, president and a member of the board of directors, acquired ten Mak mining claims located in the Osoyoos Mining Division of British Columbia, Canada.

During the year ended June 30, 2001, the Company wrote off these mining claims as impaired, due to a protected area designation by the provincial government of British Columbia.

NOTE 5 - RELATED PARTIES

An officer of the Company has advanced monies to the Company for the payment of professional fees. This amount is uncollateralized and has been recorded as a short-term loan, bearing no interest and having no specific due date. This loan was satisfied in the year ending June 30, 2002.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
(an Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has been engaged in the exploration and development of mineral properties. However, the Company had no feasibility studies establishing proven and probable reserves and, subsequent to June 30, 2002, the Company became engaged in the exploration and development of oil and gas properties.

Although the oil and gas exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective environmental matters which could impair the value of its mining claims. However, during the year ended June 30, 2001 the area in which the mining claims are located was determined to be a protected area, and the claims were impaired. See Note 4.

NOTE 7 - LOAN PAYABLE

At June 30, 2002, the loan payable consisted of the following:

Tatiana Golovina, unsecured, interest at 10%, due on February 14, 2004 $ 10,000

NOTE 8 - SUBSEQUENT EVENTS

Texas Brookshire Partners, Inc.
Subsequent to the date of these financial statements, on July 11, 2002, the Company issued 15,376,103 shares of its common stock in exchange for all the common stock of Texas Brookshire Partners, Inc. ("Brookshire"). This transaction is considered to be with a related party as Brookshire's president is also a shareholder of TexEn. The transaction was valued at the fair market value of the Company's common stock on the settlement date.

Yegua, Inc.
 Subsequent to the date of these financial statements, on July 22, 2002, the Company issued 373,847 shares of its common stock in exchange for 10,000 shares of the common stock of Yegua, Inc., which represents 100% of Yegua, Inc. This transaction was valued at $486,001, which represents the fair market value of the Company's common stock on the transaction dates.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
(an Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

Texas Gohlke Partners, Inc.
 Subsequent to the date of these financial statements, on August 1, 2002, the Company entered into an agreement to purchase Texas Gohlke Partners, Inc. ("Gohlke") in exchange for 4,000,000 shares of TexEn Oil & Gas, Inc.'s restricted common stock subject to certain reductions.The shares granted will be reduced by 1 share of the Company's common stock for each $2.50 owed to Gohlke for delinquent joint interest billing and lease operating expense accounts owed by certain shareholders of Gohlke for the operation of oil and gas properties located in Victoria and DeWitt counties, Texas. The transaction is considered to be with a related party as Gohlke's president and principal shareholder is also a shareholder of TexEn. The acquisition was finalized on September 18, 2002 with the transaction valued at the fair market value of the Company's common stock on the settlement date.

Brookshire Drilling Service, L.L.C.
 Subsequent to the date of these financial statements, on July 26, 2002, the Company entered into an agreement to acquire all of the outstanding common stock of Brookshire Drilling Service, L.L.C. ("Drilling") in exchange for 1,400,000 shares of the Company's common stock. The transaction was valued at the fair market value of the Company's common stock on the date of acquisition.

Sanka, L.L.C.
 Subsequent to the date of these financial statements, on August 10, 2002, the Company issued 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for all the management of Sanka, L.L.C. The transaction was valued at $1,500,000, which represents the fair market value of the Company's common stock on the transaction date.

Sanka, Ltd.
 Subsequent to the date of these financial statements, on September 23, 2002, the Company paid $1,000 and issued 588,000 shares of its common stock to Sanka, Ltd. ("Limited") in exchange for an assignment from Sanka Exploration Company (Exploration) of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas. The transaction was valued at $606,640, which represents the fair market value of the Company's common stock on the transaction date and the cash paid.

The Company also issued 500,000 shares of its common stock to Limited subsequent to the date of these financial statements, on September 21, 2002, in exchange for an assignment of 5% overriding royalty interest in a certain oil and gas lease known as the Trull Mineral Estate located in Calhoun County, Texas. The transaction was valued at $515,000, which represents the fair market value of the Company's common stock on the transaction date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name	Age	Position
Robert M. Baker	48	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and the sole member of the Board of Directors

All directors hold office until the next annual meeting of shareholders, or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer and Director Biographies

Robert M. Baker - President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and the sole member of the Board of Directors. Mr. Baker has been the Company's President, Chief Executive Officer, and a member of the Board of Directors since May 31, 2002 and the Company's Secretary, Treasurer and Chief Financial Officer since August 13, 2002. Prior to assuming his roles at the Company and for the last five years, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer.

Mr. Baker devotes full-time to the operation of the Company. Mr. Baker is not subject to any anticipated or threatened legal proceedings of a material nature.

Compliance with Section 16(a) of the Exchange Act.

Mr. Baker, the Company's sole officer and director made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Robert M. Baker President, Secretary, Treasurer and Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Hugh Grenfal, Jr. President & Director (resigned)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Sergei Stetsenko Secretary & Director (resigned)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Harry Gamble IV President & Director (resigned)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Paul Lemmon Secretary & Director (resigned)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1]All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

The Company expects to pay a salary of $180,000 to Robert Baker, its sole officer in 2003.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since the Company's inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, the Company's stock price, or any other measure.

Compensation of Directors

The Company does not intend to pay any additional compensation to its directors until such time as it is profitable to do so. As of the date hereof, its has not entered into employment contracts with any of its officers, and its does not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the Articles of Incorporation and Bylaws of the corporation, the Company may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in the Company's best interest. In certain cases, the Company may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada..

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, the Company is informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock each director individually and all officers and directors of the Company as a group as of October 31, 2002. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

Name of owner	Number of Shares	Position	Percent of Class
Robert M. Baker 885 Pyrford Road West Vancouver, B.C. Canada V7S 2A2	0	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole Director	0%
All officers and directors as a group (1 person)	0		0%
Harry P. Gamble IV 7700 San Felipe Suite 500 Houston, Texas 77063	13,762,050		30.28%
Sanka Ltd. [1] d/b/a Sanka Exploration Company 7700 San Felipe Suite 500 Houston, Texas 77063	5,415,664		11.92%

[1] Sanka Ltd. is controlled by Harry P. Gamble IV.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September 1999, the Company issued a total of 5,000,000 shares of restricted common stock to Hugh Grenfal and Sergei Stetsenko, officers and directors of the Company. This was accounted for as a compensation expense of $273,586 and advances and reimbursement expenses of $1,414.

Mr. Grenfal, advanced loans the Company in the total sum of $770, which was used for organizational and start-up costs and operating capital. The loans did not bear interest and have been repaid as of the date hereof.

On the 20th day of April, 2001, the Company declared a stock dividend of four shares for each one shares outstanding thereby, increasing the number of shares owned by Messrs Grenfal and Stetsenko to 12,500,000 each.

From inception until February 2002, the Company's offices were leased from Callinan Mines Limited on a month to month basis and the monthly rental was determined by usage. Mr. Grenfal is a director of Callinan Mines Ltd.

On February 8, 2002, Hugh Grenfal, Jr. and Sergei Stetsenko transferred 25,000,000 shares of common stock which they owned to Harry P. Gamble IV in consideration of $100,000.00. The foregoing 25,000,000 shares of common stock constituted all of the shares owned by Messrs Grenfal and Stetsenko. After the foregoing transaction, there were 30,299,250 shares outstanding and the following persons own 5% or more of the total outstanding shares of the Company.

Harry P. Gamble IV	82.51%

On July 11, 2002, the Company issued 15,376,103 restricted shares of common stock to the shareholders of Texas Brookshire Partners,Inc in exchange for 777.50 shares of common stock of Texas Brookshire Partners, Inc., a Texas corporation. This transaction is evidenced by a Share Exchange Agreement dated as of June 24, 2002 which is an exhibit to this report. The 777.50 shares of Texas Brookshire Partners, Inc. constituted 100% of the total outstanding shares of Texas Brookshire Partners, Inc. The issuance of the 15,376,103 shares of the Company's common stock constituted 33.8 % of the total outstanding shares of the Company after the transaction was completed. After the foregoing transaction, there were 45,448,879 shares of the Company's common stock outstanding and the following persons own 5% or more of the total outstanding shares of the Company.

Harry P. Gamble IV 7700 San Felipe Suite 500 Houston, Texas 77063	46.68%
Sanka, LTD 7700 San Felipe Suite 500 Houston, Texas 77063	7.56%

Pursuant to the foregoing Share Exchange Agreement, the Company acquired 100% of the total outstanding shares of Texas Brookshire Partners, Inc., a Texas corporation, in a share exchange. 777.50 shares of Texas Brookshire Partners, Inc. were exchanged for 15,376,103 shares of the Company. Texas Brookshire Partners had a total of 33 shareholders. After the transaction was completed, the shareholders of Texas Brookshire Partners owned 15,376,103 shares or 33.8 % of the Company's total outstanding shares of common stock. The principle followed in determining the amount of consideration was a negotiated transaction between TexEn Oil & Gas, Inc. and Texas Brookshire Partners, Inc. Harry P. Gamble, IV, an officer of Texas Brookshire Partners, Inc. is also an affiliate of the Company. SANKA, LTD. received 3,437,744 shares of the Company's common stock in exchange for 175 shares of Texas Brookshire Partners, Inc.

Texas Brookshire Partners, Inc. is engaged in the business of purchasing, developing and operating oil and gas leases in the Brookshire Field of Waller County, Texas and owns 77.75% working interest with various net revenue interests in and to approximately 1,440 gross leasehold acres and 550 acres leasehold acres located in the Brookshire Dome Field of Waller County, Texas. The current working interest ownership position owns various interests in 26 wells which have been drilled to date and one water injection well.

On September 12, 2002, the Company issued 500,000 restricted shares of common stock to Sanka, LTD. in exchange for an assignment of a 100% working interest with a 75%, net revenue interest in and to approximately 40 gross leasehold acres and 40 net leasehold acres which contains the Trull Heirs # 1 well. The issuance of the 500,000 shares of the Company's common stock constituted 1.10% of the total outstanding shares of the Company after the transaction was completed.

On September 12, 2002, the Company issued 373,847 restricted shares of common stock to the shareholders of Yegua, Inc. in exchange for 10,000 shares of Yegua, Inc. common stock which represents a 1.95% working interest with various net revenue interests in and to approximately 1,440 gross leasehold acres and 550 net leasehold acres in the Brookshire Salt Dome Field of Waller County, Texas. The issuance of the 373,847 shares of the Company's common stock constituted .822% of the total outstanding shares of the Company after the transaction was completed.

On September 12, 2002, the Company issued 1,400,000 restricted shares of common stock to Tatiana Golovina in exchange for a 100% of the ownership, membership and management of Brookshire Drilling Service, LLC, a Texas Limited Liability Company.. This transaction is evidenced by a Stock Subscription Agreement dated as of July 26, 2002, which is an exhibit to this report. The issuance of the 1,400,000 shares of the Company's common stock constituted 3.08% of the total outstanding shares of the Company after the transaction was completed.

On September 12, 2002, the Company issued 4,000,000 restricted shares of common stock to the shareholders of Texas Gohlke Partners, Inc. in exchange for 1,000 shares of common stock of Texas Gohlke Partners, Inc., a Texas corporation. This transaction is evidenced by a Share Exchange Agreement dated as of August 1, 2002 which is an exhibit to this report. The 1,000 shares of Texas Gohlke Partners, Inc. constituted 100% of the total outstanding shares of Texas Gohlke Partners, Inc. The issuance of the 4,000,000 shares of the Company's common stock constituted 8.80% of the total outstanding shares of the Company after the transaction was completed.

On September 12, 2002, the Company issued 1,500,000 restricted shares of common stock to Sanka, LLC, a Texas Limited Liability Corporation in exchange for a 100% of the management of Sanka, LLC. This transaction is evidenced by a Stock Subscription Agreement dated as of August 10, 2002 which is an exhibit to this report. The issuance of the 1,500,000 shares of the Company's common stock constituted 3.30% of the total outstanding shares of the Company after the transaction was completed.

On September 12, 2002, Mr. Harry P. Gamble IV returned 7,773,847 shares of common stock to the Company.

On September 23, 2002, the Company issued 580,000 restricted shares of common stock to Sanka, LTD. in exchange for an assignment of a 98% working interest with a 75% net revenue interest in and to approximately 255.21 gross and net leasehold acres in Concho County, Texas, which contains two (2) shut-in oil wells and one (1) saltwater disposal well.

On September 23, 2002, Harry P. Gamble, IV returned 580,000 shares of common stock to the Company.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the period ended March 26, 2001.

(b)Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94631 on January 13, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 10.12 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Mak 1 Claim.
Mak 2 Claim.
Mak 3 Claim.
Mak 4 Claim.
Mak 5 Claim.
Mak 6 Claim.
Mak 7 Claim.
Mak 8 Claim.
Mak 9 Claim.
Mak 10 Claim.
Statement of Trustee.
Deed.
Subscription Agreement.

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Registration Statement filed with the Securities and Exchange Commission, on February 22, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

99.2	Stock Purchase Agreement

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Registration Statement filed with the Securities and Exchange Commission, on May 17, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

3.3	Amended to the Articles of Incorporation

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Registration Statement filed with the Securities and Exchange Commission, on July 26, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

10.1.	Share Exchange Agreement

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Registration Statement filed with the Securities and Exchange Commission, on September 17, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

10.2	Stock Purchase Agreement and Assignment of Interest from Sanka, LTD. (Trull Heirs #1 Well)
10.3	Stock Subscription Agreement from Yegua, Inc.
10.4	Stock Subscription Agreement - Brookshire Drilling Service LLC
10.5	Share Exchange Agreement - Texas Gohlke Partners, Inc.
10.6	Stock Subscription Agreement - Sanka LLC
10.7	Assignment of Oil - Sanka Exploration Company

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Registration Statement filed with the Securities and Exchange Commission, on October 4, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

10.8	Stock Subscription Agreement - Sanka Ltd.
10.9	Assignment of Oil - Sanka Exploration Company

The following Exhibits are incorporated herein

3.4	Articles of Incorporation of Texas Brookshire Partners, Inc.
3.5	Bylaws of Texas Brookshire Partners
3.6	Articles of Incorporation of Texas Gohlke Partners, Inc.
3.7	Bylaws of Texas Gohlke Partners, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13th day of November, 2002.

TEXEN OIL & GAS, INC.
(Registrant)

BY: /s/ Robert M. Baker
Robert M. Baker, President, Chief
Executive Officer, Secretary, Treasurer,
Chief Financial Officer, and Sole Director

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TeXen Oil & Gas Inc. (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Robert M. Baker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert M. Baker Robert M. Baker Chief Executive Officer Chief Financial Officer November 13, 2002

CERTIFICATION

I, Robert M. Baker, certify that:

1. I have reviewed this annual report on Form 10-KSB of TeXen Oil & Gas, Inc.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Date:	November 13, 2002	/s/ Robert M. Baker
Robert M. Baker President, Chief Executive Officer, Treasurer and Chief Financial Officer