Form 10QSB
period 2002-09-30
TEXEN OIL & GAS INC
filed 2002-12-26
CIK 1102944

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33193

TEXEN OIL & GAS INC.
formerly, PALAL MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0435904
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

10603 Grant Road
Suite 209
Houston, Texas 77070
(Address of principal executive offices)

(832) 237-6053
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 45,448,879

==================================================================================

PART I.

Item 1. Financial Statements

Board of Directors
TexEn Oil & Gas, Inc.
West Vancouver, B.C.
Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended June 30, 2002 were audited by us and we expressed an unqualified opinion on it in our report dated November 5, 2002, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operating losses and significant investment in unproved oil and gas properties raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 20, 2002

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	June 30,
	(Unaudited)	2002
ASSETS
CURRENT ASSETS
Cash	$459	$-
Accounts receivable
Trade	336,275	-
Affiliated entities	5,675	-
Accrued oil and gas runs	28,203	-
Prepaid insurance	2,824	-
Employee advances	245	-
Total Current Assets	373,681	-

OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	979,451	-
Unproved properties	22,049,394	-
Leasehold costs	1,356,183	-
Wells, related equipment and facilities	2,981,648	-
Intangible drilling costs	1,136,333	-
Less accumulated depreciation, depletion,
amortization and impairment	(219,939)	-
Net Oil and Gas Properties	28,283,070	-

OTHER PROPERTY AND EQUIPMENT
Machinery and equipment	256,064	-
Less accumulated depreciation	(2,162)	-
Total Other Property and Equipment	253,902	-

OTHER ASSETS
Management rights	1,500,000	-
Total Other Assets	1,500,000

TOTAL ASSETS	$30,410,653	$-

See accompanying accountant's review report and notes.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	June 30,
	(Unaudited)	2002
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$443,959	$3,817
Accrued payroll and payroll taxes	6,872	-
Accrued sales taxes	13,720	-
Accrued interest	625	373
Total Current Liabilities	465,176	4,190

LONG-TERM DEBT
Related party payable	352,621	-
Loan payable	10,000	10,000
Total Long-Term Debt	362,621	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 45,448,879 shares
issued and outstanding	454	454
Additional paid-in capital	30,129,740	380,924
Accumulated deficit during exploration stage	(395,568)	(395,568)
Accumulated deficit	(151,770)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	29,582,856	(14,190)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$30,410,653	$-

See accompanying accountant's review report and notes.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,

	2002	2001
	(Unaudited)	(Unaudited)
REVENUES
Oil and gas sales, net of production taxes	$75,648	$-
Drilling revenues	26,518	-
TOTAL REVENUES	102,166	-
COST OF REVENUES
Drilling costs	16,289	-
GROSS PROFITS FROM DRILLING
AND PRODUCTION	85,877	-
EXPENSES
Lease operating	116,999	-
Depreciation, depletion and amortization	50,002	82
Intangible drilling costs	8,150	-
Dry hole costs	407	-
Legal and accounting	55,373	6,012
General and administrative	6,390	68
TOTAL EXPENSES	237,321	6,162

OPERATING LOSS	(151,444)	(6,162)
OTHER EXPENSES
Interest expense	(326)	-

LOSS BEFORE INCOME TAXES	(151,770)	(6,162)
INCOME TAXES	-	-
NET LOSS	$(151,770)	$(6,162)

NET LOSS PER COMMON SHARE, BASIC
AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON
STOCK SHARES OUTSTANDING, BASIC
AND DILUTED	45,448,879	30,299,250

See accompanying accountant's review report and notes.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	during the		Total
	Number		Paid-in	Exploration	Accumulated	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit	Equity (Deficit)

Balance, June 30, 2001	30,299,250	$303	$380,924	$(369,956)	$-	$11,271

Issuance of common stock for
50% stock dividend at
par value	15,149,629	151	-	(151)	-	-

Net loss for the year ending
June 30, 2002	-	-	-	(25,461)	-	(25,461)

Balance, June 30, 2002	45,448,879	454	380,924	(395,568)	-	(14,190)

Common stock issued for
acquisition of subsidiaries
at $0.97 to $1.40 per share	21,149,950	211	27,126,965	-	-	27,127,176

Common stock issued for
acquisition of management
rights of related entity
at $1.00 per share	1,500,000	15	1,499,985	-	-	1,500,000

Common stock issued for
assignments of working
interests and net revenue
interests at $1.03 per share	1,088,000	11	1,121,629	-	-	1,121,640

Recission of common stock
by officer at par value	(23,737,950)	(237)	237	-	-	-

Net loss for the period ending
September 30, 2002
(Unaudited)	-	-	-	-	(151,770)	(151,770)

Balance, September 30, 2002
(Unaudited)	45,448,879	$454	$30,129,740	$(395,568)	$(151,770)	$29,582,856

See accompanying accountant's review report and notes.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,

	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,770)	$(6,162)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation, depletion and amortization	50,002	82
Increase in accounts receivable - trade	(7,206)	-
Increase in accounts receivable - affiliated entities	-	-
Decrease in accrued oil and gas runs	1,308	-
Decrease in prepaid insurance	1,538	-
Increase employee advances	(100)	-
Increase in accounts payable	103,654	4,412
Increase in accrued payroll and payroll taxes	2,759	-
Increase in accrued sales taxes	655	-
Increase in accrued interest	252	-
Net cash provided (used) by operating activities	1,092	(1,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party payable	(633)	-
Net cash used by financing activities	(633)	-

Net increase (decrease) in cash	459	(1,668)

Cash, beginning of period	-	10,231

Cash, end of period	$459	$8,563

See accompanying accountant's review report and notes.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended September 30,

	2002	2001
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for acquisition of subsidiaries	$27,127,176	$-
Stock issued for acquisition of management rights	$1,500,000	$-
Stock issued for acquisition of working interests and
net revenue interests	$1,121,640	$-

See accompanying accountant's review report and notes.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) (hereinafter "TexEn" or "the Company") filed for incorporation on September 2, 1999 under the laws of the State of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company changed its name from Palal Mining Corporation to TexEn Oil & Gas, Inc. on May 15, 2002 upon obtaining approval from its shareholders and filing an amendment to its articles of incorporation. The Company shall be referred to as "TexEn" or "TexEn Oil & Gas, Inc." even though the events described may have occurred while the Company's name was "Palal Mining Corporation." The Company's fiscal year end is June 30.

On July 1, 2002, TexEn developed a plan for acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids and accordingly ended its exploration stage as a mineral properties exploration company. The Company sells its oil and gas products primarily to domestic pipelines and refineries. These acquisitions were accounted for using the purchase method. Prior to this, TexEn conducted its business as an exploration stage company, meaning that it intended to acquire, explore and develop mineral properties.

The Company's wholly owned subsidiaries consist of Texas Brookshire Partners, Inc. ("Brookshire"), Texas Gohlke Partners, Inc, ("Gohlke"), Brookshire Drilling Services, Inc. ("Drilling"), and Yegua, Inc. ("Yegua").

Texas Brookshire Partners, Inc.
On July 11, 2002, the Company issued 15,376,103 shares of its common stock in exchange for all the common stock of Texas Brookshire Partners, Inc. ("Brookshire"). This transaction was considered to be with a related party as Brookshire's president is also a shareholder of TexEn. The transaction was valued at the fair market value of the Company's common stock on the settlement date. Brookshire's major assets consist of 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. This working interest ownership position consists of various interests in 26 wells drilled to date and one water injection well. Brookshire plans additional development before expiration of the leasehold.

Brookshire Drilling Service, L.L.C.
On July 26, 2002, the Company entered into an agreement to acquire all of the outstanding common stock of Brookshire Drilling Service, L.L.C. ("Drilling") in exchange for 1,400,000 shares of the Company's common stock. The transaction was valued at the fair market value of the Company's common stock on the date of acquisition. Drilling's major assets consists of oil and gas drilling equipment and related transportation equipment. Drilling conducts business as a well service provider including, workover units for completed wells.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Yegua, Inc.
On July 22, 2002, the Company issued 373,847 shares of its common stock in exchange for 10,000 shares of the common stock of Yegua, Inc., which represents 100% of Yegua, Inc. This transaction was valued at $486,001, which represents the fair market value of the Company's common stock on the transaction dates. Yegua's major assets consist of a 1.95% working interest in the Brookshire Dome Field.

Texas Gohlke Partners, Inc.
On September 18, 2002, the Company purchased Texas Gohlke Partners, Inc. ("Gohlke") in exchange for 4,000,000 shares of TexEn Oil & Gas, Inc.'s restricted common stock. The transaction is considered to be with a related party as Gohlke's president and principal shareholder is also a shareholder of TexEn. The transaction was valued at the fair market value of the Company's common stock on the settlement date. Gohlke's major assets consists of a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas. This working interest ownership position consists of various interests in 60 wells, which have been drilled to date. Gohlke plans additional development before expiration of the leasehold.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage Activities
The Company was in the exploration stage since its formation in September 1999 and had yet realized any revenues from its planned operations. It was primarily engaged in the acquisition, exploration and development of mining properties. In July 2002, the Company developed a plan for acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids and accordingly ended its exploration stage as a mineral properties exploration company.

The Company was formed in September 1999 and was in the exploration stage through June 30, 2002. The quarter ended September 30, 2002 is the first period during which it is considered an operating company.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accrued oil and gas runs, accounts payable and accrued liabilities approximate their fair value.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expensed exploration costs of mineral properties as incurred.

Compensated Absences
The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted net loss per share were the same, as there were no common stock equivalents outstanding.

Property and Equipment
Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. Depreciation amounted to $45,552 and $82, respectively, for the three months ended September 30, 2002 and 2001.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (continued)
On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost and related accumulated depreciation, depletion, and amortization of this partial unit are eliminated from the property account and with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Capitalized Interest
The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the three months ended September 30, 2002 and 2001.

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

At September 30, 2002, the Company had net deferred tax assets of approximately $44,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

At September 30, 2002, the Company has net operating loss carryforwards of approximately $270,000 which expire in the years 2020 through 2022. The net operating loss carryforwards could be limited due to a change in ownership. The Company recognized approximately $273,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of the deferred tax asset.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred an accumulated deficit during exploration stage in the amount of $395,568 for the period of September 2, 1999 (inception) to June 30, 2002 and a net loss in the amount of $151,770 during the three months ended September 30, 2002. In addition, most of the Company's assets are unproved oil and gas properties. These unproven oil and gas properties include approximately $14,800,000 derived from the issuance of common stock for the acquisition of the properties. The recorded cost of the unproven oil and gas properties may be adjusted downwards during the covered fiscal year based on a reserve evaluation which will be commissioned and prepared. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

Management has plans to seek additional capital through a private placement at market value and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Environmental Remediation and Compliance
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.

Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At September 30, 2002, the Company had no accrued liabilities for compliance with environmental regulations.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
The financial statements include those of TexEn Oil & Gas, Inc., Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Brookshire Drilling Services, Inc., and Yegua, Inc. All significant inter-company accounts and transactions have been eliminated.

Interim Financial Statements
The interim financial statements as of and for the three months ended September 30, 2002 included here been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

In June 2001, the GASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists of companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 did not effect net income in the fiscal year ended June 30, 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 required that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption of this statement will have a material impact on the financial statements of the Company at September 30, 2002.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective December 31, 2002 with early application encouraged. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

Accounts Receivable
The Company carries its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and writes off receivables that are considered uncollectible.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company within 90 days of invoicing. At that time, the Company will discontinue accruing interest and pursue collection. If a payment is made after pursuing collection, the Company will apply the payment to the outstanding principal first and resume accruing interest. Accounts are written off as uncollectible if no payments are received within 90 days after initiating collection efforts. Accrued oil and gas runs consist of amounts due as of September 30, 2002, but not collected until October 2002.

NOTE 3 - COMMON STOCK

In May 2002, the Company declared a 50% stock dividend payable on May 29, 2002 to stockholders on record on May 28, 2002. Per share amounts in the accompanying financial statements have been restated for the stock dividend. The Company issued 15,149,629 shares of common stock in payment of this stock dividend on May 29, 2002.

During the three months ended September 30, 2002 the Company issued 21,149,950 shares of its common stock for acquisition of its fully owned subsidiaries. In addition, the Company had the following issuances of common stock: 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C.; 588,000 shares of its common stock in exchange for an assignment of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas; and 500,000 shares of its common stock in exchange for the conveyance of a 100% working interest with a 75% net revenue

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 3 - COMMON STOCK (Continued)

interest in and to the leasehold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas.

The shares were valued at their fair market value on the date of issuance. A major shareholder of the corporation rescinded 23,737,950 shares of the Company's common stock at par value to prevent dilution of stockholders interest from these issuances.

NOTE 4 - RELATED PARTIES

Three stockholders of the Company have advanced monies to the Company for operating expenses. These advances are uncollateralized and recorded as long-term debt, bearing no interest and having no specific due date.

A prior officer of the Company advanced monies to the Company for the payment of professional fees. This amount was uncollateralized and was previously recorded as a short-term loan, bearing no interest and having no specific due date. This loan was satisfied in the year ending June 30, 2002.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was originally engaged in the exploration and development of mineral properties, but had no feasibility studies establishing proven and probable reserves and. Subsequent to June 30, 2002, the Company became engaged in the exploration and development of oil and gas properties.

Although the oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective environmental matters which could impair the value of its properties.

NOTE 6 - LOAN PAYABLE

At June 30 and September 30, 2002, the Company's loan payable consisted of the following:

Tatiana Golovina, unsecured, interest at 10%,
due on February 14, 2004	$10,000

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 7 - MANAGEMENT RIGHTS

On August 10, 2002, the Company issued 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C., a Texas limited liability company. The transaction was valued at $1,500,000, which represents the fair market value of the Company's common stock on the transaction date. Management will evaluate the management control of this LLC for any further impairment of value.

NOTE 8 - OIL AND GAS PROPERTIES

The Company's oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitated additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. The Company's oil and gas properties are valued at the lower of cost or net realizable value.

Brookshire Dome Field
During the quarter ended September 30, 2002, the Company acquired a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas through acquisition of Texas Brookshire Partners, Inc. as a wholly owned subsidiary. This working interest ownership position consists of 26 wells drilled to date and one water injection well. Brookshire plans to drill additional developmental wells on the existing Brookshire leasehold acreage and to purchase, farm-in or participate in the acquisition of additional leasehold acreage on which to drill more wells. At the present time, Brookshire has not targeted any new oil and gas leases for acquisition, however, Brookshire intends to acquire additional oil and gas leases from other entities which own mineral rights.

Helen Gohlke Field
During the quarter ended September 30, 2002, the Company acquired a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas through acquisition of Texas Gohlke Partners, Inc. as a wholly owned subsidiary. This field comprises approximately 4,800 gross and net leasehold acres which are located under nine different oil, gas and mineral leases in Victoria and DeWitt Counties, Texas. Over 60 wells have been drilled in this field with 7 wells currently producing. Gohlke intends to drill and develop seismic leads from this field within the next few months.

Other Oil and Gas Properties
On September 23, 2002, the Company issued 588,000 shares of its common stock to Sanka, Ltd. ("Limited") in exchange for an assignment from Sanka Exploration Company (Exploration) of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 8 - OIL AND GAS PROPERTIES

Other Oil and Gas Properties (continued)
On September 21, 2002, the Company issued 500,000 shares of its common stock as consideration for the conveyance of the 100% working interest with a 75% net revenue royalty interest in and to the leasehold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas.

These transactions were valued at the fair market value of the Company's common stock on the date of the acquisitions.

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES

The Securities and Exchange Commission defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Natural gas reserves and petroleum reserves are estimated by independent petroleum engineers. The estimates include reserves in which TexEn and its wholly owned subsidiaries hold an economic interest under lease and operating agreements.

Reserves attributable to certain oil and gas discoveries are not considered proved as of September 30, 2002 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

TexEn and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

The changes in proved reserves for the quarter ended September 30, 2002 were as follows:

	Petroleum Liquids (barrels) United States	Natural Gas (cubic feet) United States
Reserves at July 1, 2002	-	-
Purchases	484,043	409,501
Sales	(3,543)	(5,972)
Reserves at September 30, 2002	480,500	403,529

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of September 30, 2002 were as follows:

September 30, 2002

Proved properties	$6,453,615
Unproved properties	22,049,394
Accumulated depreciation, depletion and amortization	(219,939)
Total capitalized costs	$28,283,070

Costs, both capitalized and expensed, incurred in oil and gas-producing activities during the period ended September 30, 2002 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

September 30, 2002

Property acquisition costs:
Proved properties	$122,314
Unproved properties	-
Exploration costs	-
Development costs	-
Total expenditures	$122,314

Results of operations for oil and gas producing activities (including operating overhead) for the quarter ended September 30, 2002 were as follows:

Revenues	$75,648
Exploration expenses	-
Depreciation, depletion and amortization	50,002
Other operating expenses	116,999
Loss before income taxes	(91,353)
Income tax expense	-
Loss of operations from oil and gas producing activities	$(91,353)

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at September 30, 2002 was as follows:

Future cash flows	$13,300,000
Future development and production costs	(4,600,000)
Future income tax expense	(2,100,000)
Future net cash flows	6,600,000
10% annual discount	(4,300,000)
Standardized measure of discounted future net cash flows	$2,300,000

Future net cash flows were computed using year-end prices and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC, and do not represent management's assessment of future profitability or future cash flows to TexEn. Management's investments and operating decisions are based on reserves estimated that include proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10% standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, in November 2002, the Company issued 1,250,000 shares of its common stock to an individual for a 5% working interest in the Brookshire Dome Field. This transaction was valued at the fair market value of the stock on the date of issuance. In conjunction with this transaction, the Company's major stockholder rescinded 3,250,000 shares of common stock to facilitate this transaction and any other subsequent transactions requiring the Company to issue additional common stock.

TEXEN OIL GAS, INC. (Formerly Palal Mining Corporation) PERFORMA CONSOLIDATED STATEMENT OF OPERATIONS
	9/30/02 (Unaudited)		Texas Gohlke (Unaudited)	Brookshire Drilling Services (Unaudited)	Yegua, Inc. (Unaudited)		Eliminations DR (CR) (Unaudited)	Total Proforma (Unaudited)
REVENUES
Oil and gas sales net of production taxes		$75,648	$12,850	$-		$1,408	$-		$89,906
Drilling revenues		26,518	-	34,372		-	-		60,890
TOTAL REVENUES		102,166	12,850	34,372		1,408	-		150,796

COST OF SALES
Drilling costs		16,289	-	-		-	-		16,289

GROSS REVENUES FROM DRILLING AND PRODUCTION		85,877	12,850	34,372		1,408	-		134,507

EXPENSES
Lease operating		116,999	71,716	-		1,744	-		190,459
Depreciation, depletion and amortization		50,002	62,987	4,323		369	-		117,681
Intangible drilling costs		8,150	-	-		165	-		8,315
Equipment costs		-	-	7,026		-	-		7,026
Dry hole costs		407	-	-		-	-		407
Legal and accounting		55,373	-	2,430		-	-		57,803
Labor		-	-	26,358		-	-		26,358
General and administrative		6,390	-	11,442		-	-		17,832
TOTAL EXPENSES		237,321	134,703	51,579		2,278	-		425,881

OPERATING LOSS		(151,444)	(121,853)	(17,207)		(870)	-		(291,374)

OTHER EXPENSES
Interest expense		(326)	-	-		-	-		(326)

LOSS BEFORE INCOME TAXES		(151,770)	(121,853)	(17,207)		(870)	-		(291,700)

INCOME TAXES		-	-	-		-	-		-

NET LOSS		$(151,770)	$(121,853)	$(17,207)		$(870)	$-		$(291,700)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	$(0.03)	$(0.01)	$	nil		$	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		45,448,879	4,000,000	1,400,000		373,847			45,448,879

See accompanying accountant's review report and notes.

TEXEN OIL & GAS, INC.

PROFORMA FINANCIAL STATEMENT

The following proforma financial statement reflects the combined activity of the acquired companies of Texas Gohlke Partners, Inc., Brookshire Drilling Services, Yegua, Inc., and Texas Brookshire Partners, Inc. by TexEn Oil & Gas, Inc. The proforma reflects the results of operations of the above acquisitions during the quarter ended September 30, 2002, as if the acquisitions had taken place as of July 1, 2002.

The proforma financial statements have been prepared utilizing the historical financial statements of TexEn Oil & Gas, Inc. and adding the income and expenses of the acquired businesses prior to TexEn gaining control of these companies. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of TexEn Oil & Gas, Inc.

The proforma financial statement of operations assume that the acquisitions had occurred at the beginning of the period presented in the statement. All inter-company accounts and transactions have been eliminated. Since Texas Brookshire Partners, Inc. was acquired in July 2002, all of its activity was already included in the financial statements of TexEn Oil & Gas, Inc.

The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the acquisitions had occurred on the dates indicated, or the results, which may be obtained in the future.

Item 2. Management Discussion and Analysis of Financial Conditions and Result of Operations for the three months ending September 30, 2002.

This discussion includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this discussion. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Factors that may affect such forward-looking statements include, but are not limited to:

1)   The Company's ability to generate additional capital to complete its planned drilling and exploration activities;

2)   Risks inherent in oil and gas acquisitions, exploration, drilling, development and production;

3)   Oil and natural gas prices;

4)   Competition from other oil and gas companies;

5)   Shortages of equipment, services and supplies;

6)   General economic, market or business conditions;

7)   Economic, market or business conditions in the oil and gas industry and in the energy business generally;

8)   Environmental matters;

9)   Financial condition and operating performance of the other companies participating in the exploration, development and production of oil and gas ventures that we are involved in. In addition, the Company may be in position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.

We are in an early stage of development with a few proven properties currently producing. Most of our properties are still awaiting additional exploration and development work. For the quarter ending September 30, 2002, we had $102,166 in total revenues in our first operating quarter.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated limited revenues and expected revenues during the ensuing period are subject to fluctuation based on the availability of additional capital necessary in order to fully exploit the unproven potential of our Oil & Gas portfolio. Accordingly, we must raise cash from sources other than from the sale of Oil & Gas found on our properties. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

Limited Operating History: Need for Additional Capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We have limited Oil & Gas production that has yet to achieve predictable sustained production from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties and fluctuations in Oil & Gas sales and prices.

To become profitable and competitive, we need to fully exploit the undeveloped potential of our exploration properties. If successful, additional funds will be required in order to complete successful wells and place them on production. We are seeking equity financings to provide for our capital requirements in order to implement our exploration plans.

We have no assurances that future financings will be available to us on acceptable terms. If financings are not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financings could result in additional dilution to existing shareholders.

Results from Operations

A comparison of our results of operation for the three month period ending September 30, 2002 in comparison to the result of operations during the same three month period of the preceeding year and for the year ending June 30, 2002 must be prefaced by stating that during the quarter ending September 30, 2002 the Company changed its business direction from being an inactive mining Company to the area of Oil & Gas exploration and development.

On July 11, 2002 we acquired the issued shares of Texas Brookshire Partners, Inc. for 15,376,103 common shares.

On July 26, 2002 we acquired all of the outstanding common shares of Brookshire Drilling Service, LLC for 1,400,000 shares of common stock.

On July 22, 2002 we issued 373,847 shares in exchange for 10,000 shares of Yegua, Inc., which represented all of Yegua's outstanding stock.

On September 18, 2002 we purchased Texas Gohlke Partners, Inc. for 4,000,000 shares of the Company.

In addition, during the period we issued 1,500,000 shares to Senka LLC in exchange for all of the management of Senka LLC; 588,000 shares in exchange for an assignment of a 98% working interest (75% net revenue interest) in approximately 255.21 gross leasehold acres located in Concho County, Texas and 500,000 shares in exchange for the conveyance of a 100% working interest with a 75% net revenue interest in and to the lease hold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas.

For the purpose of the acquisitions, the shares issued were valued at the price of the shares on the date of each transaction. This value could therefore represent an overstatements of the value of the assets acquired.

During the three-month period ending September 30, 2001, no shares were issued. During the year ended June 30, 2002, an additional 15,149,629 shares were issued pursuant to a stock dividend.

During the periods ending September 30, 2001 and June 30, 2002 the Company had no assets and no revenues.

During the period ending September 30, 2002, the Company had revenues of $102,166 of which $75,648 were derived from Oil & Gas production net of taxes and $26,518 were derived from drilling revenues.

During the three months ending September 30, 2002 drilling cost of $16,289 were incurred by us in exploiting our Oil & Gas properties.

Expenses relating to the maintenance of the our Oil & Gas portfolio was $181,948. Legal and accounting costs incurred in order to conclude our acquisitions of Oil & Gas properties during the three month period ending September 30, 2002 was $55,373. Legal and accounting costs incurred by the Company for the same period ending September 30, 2001 was $6,012.

We ended our three-month period ended September 30, 2002 with a working capital deficit of $91,495.

The value placed on our assets including the unexplored potential of the oil and gas assets may be adjusted downwards during the current fiscal year based on a reserve evaluation which will be commissioned and prepared.

We expect to continue with the development of our current asset portfolio and we will be seeking new opportunities during the current fiscal year.

Item 3. Controls and Procedures.

Robert M. Baker, Principal Executive Officer and Principal Financial Officer of Texen Oil & Gas, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Principle Executive Officer and Principle Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of December, 2002.

TEXEN OIL & GAS INC (Registrant)
BY:	/s/ Robert M. Baker
Robert M. Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Texen Oil & Gas, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Robert M. Baker, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 26th day of December, 2002.

/s/ Robert M. Baker Robert M. Baker Principle Executive Officer and Principal Financial Officer

CERTIFICATION

I, Robert M. Baker, certify that:
1.   I have reviewed this interim report on Form 10-QSB of Texen Oil & Gas, Inc.;

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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of December, 2002.

/s/ Robert M. Baker Robert M. Baker Principle Executive Officer and Principal Financial Officer