Form 10QSB
period 2002-12-31
TEXEN OIL & GAS INC
filed 2003-02-19
CIK 1102944

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from Commission file number __________ to ___________

TEXEN OIL & GAS, INC. (Exact name of small business issuer as specified in its charter)

Nevada	88-0435904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10603 Grant Road Suite 209 Houston, Texas 77070 (Address of principal executive offices)

(604) 925-0220 (Issuer's telephone number)

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

PART I.

Item 1. Financial Statements

Board of Directors
TexEn Oil & Gas, Inc.
West Vancouver, B.C.
Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the six months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 13, 2003

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS
	December 31, 2002	June 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,391	$-
Accounts receivable	341,233	-
Receivable from affililiated entities	141,110	-
Advances receivable	207,834	-
Accrued oil and gas runs	43,894	-
Prepaid insurance	6,502	-
Employee advances	135	-
Total Current Assets	742,099	-
OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	979,451	-
Unproved properties	23,341,831	-
Leasehold costs	1,387,209	-
Wells, related equipment and facilities	3,023,648	-
Intangible drilling costs	1,136,333	-
Less accumulated depreciation, depletion,
amortization and impairment	(328,541)	-
Net Oil and Gas Properties	29,539,931	-
OTHER PROPERTY AND EQUIPMENT
Machinery and equipment	256,064	-
Less accumulated depreciation	(8,647)	-
Total Other Property and Equipment	247,417	-
OTHER ASSETS
Management rights	1,500,000	-
Total Other Assets	1,500,000	-

TOTAL ASSETS	$32,029,447	$-

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS (CONTINUED)
	December 31, 2002	June 30, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$548,017	$3,817
Accounts payable - related party	181,782	-
Accrued expenses	28,033	373
Total Current Liabilities	757,832	4,190

LONG-TERM DEBT
Related party payable	570,455	-
Loan payable	139,988	10,000
Total Long-Term Debt	710,443	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 43,448,879 and 45,448,879 shares issued and outstanding respectively	433	454
Additional paid-in capital	31,492,261	380,924
Accumulated deficit	(931,522)	(395,568)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	30,561,172	(14,190)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$32,029,447	$-

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,			Six Months Ended December 31,
	2002 (Unaudited)	2001 (Unaudited)		2002 (Unaudited)	2001 (Unaudited)
REVENUES
Oil and gas sales net of production taxes	$92,317		$-	$167,965		$-
Drilling revenues	30,063		-	56,581		-
TOTAL REVENUES	122,380		-	224,546		-
COST OF REVENUES
Drilling costs	30,486		-	46,775		-
GROSS PROFITS FROM DRILLING AND PRODUCTION	91,894		-	177,771		-
E X P E N S E S
Lease operating	231,187		-	348,186		-
Intangible drilling	7,367		-	15,517		-
General and administrative expense	18,368		605	24,758		632
Legal and accounting	105,125		2,400	160,498		8,412
Travel	854		-	854		-
Dry hole costs	10		-	417		-
Depreciation, depletion and amortization	107,720		82	157,722		164
Stock transfer expenses	2,065		25	2,065		68
TOTAL EXPENSES	472,696		3,112	710,017		9,276

OPERATING LOSS	(380,802)		(3,112)	(532,246)		(9,276)
OTHER EXPENSES
Interest expense	(3,382)		-	(3,708)		-
LOSS BEFORE INCOME TAXES	(384,184)		(3,112)	(535,954)		(9,276)
INCOME TAXES	-		-	-		-
NET LOSS	$(384,184)		$(3,112)	$(535,954)		$(9,276)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil	$(0.01)	$	nil
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	44,549,422		30,299,250	44,999,151		30,299,250

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in	Accumulated
	Number
	of Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2001	30,299,250	$303	$380,924	$(369,956)	$11,271

Issuance of common stock for 50% stock dividend at par value	15,149,629	151	-	(151)	-

Net loss for the year ending
June 30, 2002	-	-	-	(25,461)	(25,461)

Balance, June 30, 2002	45,448,879	454	380,924	(395,568)	(14,190)

Common stock issued for
acquisition of subsidiaries
at $0.97 to $1.40 per share	21,149,950	211	27,126,965	-	27,127,176

Common stock issued for
acquisition of management
rights of related entity
at $1.00 per share	1,500,000	15	1,499,985	-	1,500,000

Common stock issued for
assignments of working
interests and net revenue
interests at $1.06 per share	2,338,000	23	2,484,117	-	2,484,140

Rescission of common stock
by officer at par value	(26,987,950)	(270)	270	-	-

Net loss for the period ending
December 31, 2002
(Unaudited)	-	-	-	(535,954)	(535,954)

Balance, December 31, 2002
(Unaudited)	43,448,879	$433	$31,492,261	$(931,522)	$30,561,172

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended December 31,
	2002 (Unaudited)	2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(535,954)	$(9,276)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation, depletion and amortization	157,722	164
Increase in accounts receivable	(12,164)	-
Increase in receivable from affiliated entities	(135,435)	-
Increase in accrued oil and gas runs	(14,383)	-
Increase in prepaid insurance	(2,140)	-
Decrease in employee advances	10	-
Increase in accounts payable	212,116	1,695
Increase in accounts payable - related parties	181,782	-
Decrease in accrued payroll and payroll taxes	1,034	-
Increase in accrued sales taxes	1,194	-
Increase in accrued interest	3,538	-
Increase in accrued insurance	4,716	-
Net cash used by operating activities	(137,964)	(7,417)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	129,988	-
Proceeds from related party payable	10,000	-
Payments to related party payable	(633)	(770)
Net cash provided (used) by financing activities	139,355	(770)
Increase in cash	1,391	(8,187)
Cash, beginning of period	-	10,231
Cash, end of period	$1,391	$2,044
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS:
Stock issued for acquisition of subsidiaries	$27,127,176	$-
Stock issued for acquisition of management rights	$1,500,000	$-
Stock issued for acquisition of working interest
and net revenue interest	$2,484,140	$-

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) (hereinafter "TexEn" or "the Company") filed for incorporation on September 2, 1999 under the laws of the State of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company changed its name from Palal Mining Corporation to TexEn Oil & Gas, Inc. on May 15, 2002 upon obtaining approval from its shareholders and filing an amendment to its articles of incorporation. The Company shall be referred to as "TexEn" or "TexEn Oil & Gas, Inc." even though the events described may have occurred while the Company's name was Palal Mining Corporation. The Company's fiscal year end is June 30.

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
December 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Yegua, Inc.
 On July 22, 2002, the Company issued 373,847 shares of its common stock in exchange for all of the common stock of Yegua, Inc. (hereinafter "Yegua"). This transaction was valued at $486,001, which represents the fair market value of the Company's common stock on the transaction date. Yegua's major asset consists of a 1.95% working interest in the Brookshire Dome Field.

Texas Gohlke Partners, Inc.
 On September 18, 2002, the Company purchased Texas Gohlke Partners, Inc. ("Gohlke") in exchange for 4,000,000 shares of TexEn Oil & Gas, Inc.'s restricted common stock.The transaction is considered to be with a related party as Gohlke's president and principal shareholder is also a shareholder of TexEn. The transaction was valued at the fair market value of the Company's common stock on the settlement date. Gohlke's major assets consist of a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas. This working interest ownership position consists of various interests in 60 wells, which have been drilled to date. Gohlke plans additional development before expiration of the leasehold.

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

Accounting Method
 The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

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
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Stage Activities
 The Company entered the exploration stage upon its formation in September 1999 and in this stage had not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition, exploration and development of mining properties. In July 2002, the Company developed a plan for acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids and accordingly ended its exploration stage as a mineral properties exploration company.

The Company is considered to have been in the exploration stage from its formation through June 30, 2002. The six months ended December 31, 2002 is the first period during which it is considered an operating company.

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

Basic and Diluted Loss Per Share
 Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted net loss per share are the same, as there are no common stock equivalents outstanding.

Property and Equipment
 Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. Depreciation amounted to $148,649 and $164, respectively, for the six months ended December 31, 2002 and 2001.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties (continued)
 On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost and related accumulated depreciation, depletion, and amortization of this partial unit are eliminated from the property account and the resulting gain or loss is recognized in income.

On the sale of an entire interest in an unproved property, gain or loss on the sale is recorded, with recognition given to the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Capitalized Interest
 The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the six months ended December 31, 2002 and 2001.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $220,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $650,000, which expire in the years 2020 through 2022. The net operating loss carryforwards could be limited due to a change in ownership. The Company recognized approximately $273,000 of losses from the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of the deferred tax asset.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred an accumulated deficit during exploration stage in the amount of $395,568 for the period of September 2, 1999 (inception) to June 30, 2002 and a net loss in the amount of $535,954 during the six months ended December 31, 2002. In addition, most of the Company's assets are unproved oil and gas properties. These unproven oil and gas properties include approximately $14,800,000 acquired by the issuance of common stock. These acquisitions may be subject to adjustment based upon the structure of the transactions and the related companies acquired. The recorded cost of the unproven oil and gas properties may be adjusted downwards during the covered fiscal year based on a reserve evaluation, which will be commissioned and prepared. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At December 31, 2002, the Company had no accrued liabilities for compliance with environmental regulations.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation
 The financial statements include those of TexEn Oil & Gas, Inc., Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Brookshire Drilling Services, Inc., and Yegua, Inc. All significant inter-company accounts and transactions have been eliminated.

Interim Financial Statements
 The interim financial statements as of and for the six months ended December 31, 2002 included herein have been prepared by the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists of companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 did not affect the Company's results of operations in the fiscal year ended June 30, 2002 or in the six months ended December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2002.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption of this statement will have a material impact on the financial statements of the Company at December 31, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company has adopted SFAS 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at December 31, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective December 31, 2002 with early application encouraged. There has been no impact on the Company's financial position or results of operations from adopting SFAS 146.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accrued oil and gas runs consist of amounts due as of December 31, 2002, but not collected until January 2003.

NOTE 3 - COMMON STOCK

In May 2002, the Company declared a 50% stock dividend payable on May 29, 2002 to stockholders of record on May 28, 2002. Per share amounts in the accompanying financial statements have been restated for the stock dividend. The Company issued 15,149,629 shares of common stock in payment of this stock dividend on May 29, 2002.

During the six months ended December 31, 2002, the Company issued 21,149,950 shares of its common stock for acquisition of its fully owned subsidiaries. In addition, the Company had the following issuances of common stock: 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C.; 588,000 shares of its common stock in exchange for an assignment of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas; 500,000 shares of its common stock in exchange for the conveyance of a 100% working interest with a 75% net revenue interest in and to the leasehold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas; and 1,250,000 shares of its common stock in exchange for a 5% working interest in the Brookshire Dome Field located in Waller County, Texas.

The shares were valued at their fair market value on the date of issuance. A major shareholder of the Company rescinded 26,987,950 shares of the Company's common stock in order to prevent dilution of stockholders interest from these issuances. The rescission of these shares was recorded at the stock's par value.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was originally engaged in the exploration and development of mineral properties, but had no feasibility studies establishing proven and probable reserves. Subsequent to June 30, 2002, the Company became engaged in the exploration and development of oil and gas properties.

Although the oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective environmental matters which could impair the value of its properties.

NOTE 6 - LOAN PAYABLE

At December 31 and June 30, 2002, the Company's loan payable consisted of the following:

	December 31, 2002	June 30, 2002
Tatiana Golovina, unsecured, interest at 10%, due on February 14, 2004	$ 139,988	$ 10,000

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 8 - OIL AND GAS PROPERTIES

The Company's oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. The Company's oil and gas properties are valued at the lower of cost or net realizable value.

Brookshire Dome Field
 During the six months ended December 31, 2002, the Company acquired a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas through acquisition of Texas Brookshire Partners, Inc. as a wholly owned subsidiary. The Company also acquired an additional 5% working interest ownership in this field through the issuance of 1,250,000 shares of its common stock. (See Note 3.) This working interest ownership position consists of 26 wells drilled to date and one water injection well. Brookshire plans to drill additional developmental wells on the existing Brookshire leasehold acreage and to purchase, farm-in or participate in the acquisition of additional leasehold acreage on which to drill more wells. At the present time, Brookshire has not targeted any new oil and gas leases for acquisition, however, Brookshire intends to acquire additional oil and gas leases from other entities which own mineral rights.

Helen Gohlke Field
 During the six months ended December 31, 2002, the Company acquired a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas through acquisition of Texas Gohlke Partners, Inc. as a wholly owned subsidiary. This field comprises approximately 4,800 gross and net leasehold acres which are located under nine different oil, gas and mineral leases in Victoria and DeWitt Counties, Texas. Over 60 wells have been drilled in this field, with 7 wells currently producing. Gohlke intends to drill and develop seismic leads from this field within the next few months.

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
December 31, 2002

NOTE 8 - OIL AND GAS PROPERTIES (continued)

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

Reserves attributable to certain oil and gas discoveries are not considered proved as of December 31, 2002 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

TexEn and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

The changes in proved reserves for the six months ended December 31, 2002 were as follows:

	Petroleum Liquids (barrels) United States	Natural Gas (cubic feet) United States
Reserves at July 1, 2002	-	-
Purchases	506,543	409,501
Sales	(6,835)	(6,824)
Reserves at December 31, 2002	499,408	402,677

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (continued)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31, 2002 were as follows:

December 31, 2002

Proved properties	$6,626,641
Unproved properties	23,341,831
Accumulated depreciation, depletion and amortization	(328,541)
Total capitalized costs	$29,539,931

Costs, both capitalized and expensed, incurred in oil and gas-producing activities during the period ended December 31, 2002 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

December 31, 2002

Property acquisition costs:
Proved properties	$295,340
Unproved properties	1,292,437
Exploration costs	-
Development costs	-
Total expenditures	$1,587,777

Results of operations for oil and gas producing activities (including operating overhead) for the six months ended December 31, 2002 were as follows:

Revenues	$167,965
Exploration expenses	-
Depreciation, depletion and amortization	160,498
Other operating expenses	348,186
Loss before income taxes	(340,719)
Income tax expense	-
Loss of operations from oil and gas producing activities	$(340,719)

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (continued)

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2002 was as follows:

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

NOTE 10 - CONCENTRATION OF RISK

The Company derives its accounts receivable from primarily one customer. Although the customer is considered creditworthy and has not experienced any known losses on its operations, at December 31, 2002 the Company's accounts receivable from this customer totaled $341,233.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 11 - SUBSEQUENT EVENTS

BWC Minerals, LLC
 Subsequent to the date of these financial statements, the Company began negotiations to issue approximately 1,740,000 shares of its common stock in exchange for all the common stock of BWC Minerals, LLC ("BWC"). BWC's major assets consist of 8.7% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. Upon finalization of this transaction, the Company and its subsidiaries will own approximately 91.45% working interest ownership in the Brookshire Dome field. The transaction will be valued at the fair market value of the Company's common stock on the settlement date. Finalization of this acquisition is still pending as of the date of these financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

We are in an early stage of development with a few proven properties currently producing. Most of our properties are still awaiting additional exploration and development work. For the quarter ending December 31, 2002, we had $122,380 in total revenues in our second operating quarter.

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

Results from Operations

A comparison of our results of operation for the three month period ending December 31, 2002 in comparison to the result of operations during the same three month period of the preceeding year and for the year ending June 30, 2002 must be prefaced by stating that during the quarter ending September 30, 2002 the Company changed its business direction from being a mining Company to the area of Oil & Gas exploration and development.

During the periods ending December 31, 2001 and June 30, 2002 the Company had no assets and no revenues.

During the six month period ending December 31, 2002, the Company had revenues of $224,546 of which $167,965 were derived from Oil & Gas production net of taxes and $56,581 were derived from drilling revenues.

During the six months ending December 31, 2002 drilling cost of $46,775 were incurred by us in exploiting our Oil & Gas properties.

Expenses relating to lease operation were $348,186. Legal and accounting costs incurred in order to conclude our acquisitions of Oil & Gas properties during the six month period ending December 31, 2002 were $160,498. Legal and accounting costs incurred by the Company for the same period ending December 31, 2001 were $8,412.

We ended our six-month period ended December 31, 2002 with a working capital deficit of $15,733.

The value placed on our assets including the unexplored potential of the oil and gas assets may be adjusted downwards during the current fiscal year based on a reserve evaluation which will be commissioned and prepared.

We expect to continue with the development of our current asset portfolio and we will be seeking new opportunities during the current fiscal year.

Item 3. Controls and Procedures.

Robert M. Baker, Principal Executive Officer and Principal Financial Officer of Texen Oil & Gas Inc., has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Principal Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February, 2003.

Texen Oil & Gas, Inc. (Registrant)
BY:	/s/ Robert Baker
Robert Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Texen Oil & Gas, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Bob Baker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 19th day of February, 2003.

/s/ Robert Baker Robert Baker Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I, Robert Baker, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Texen Oil & Gas, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 19th day of February, 2003.

/s/ Robert Baker Robert Baker Principal Executive Officer and Principal Financial Officer