Form 10QSB/A
period 2002-09-30
TEXEN OIL & GAS INC
filed 2003-04-29
CIK 1102944

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

(832) 237-6053 (Issuer's telephone number)

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

The following financial statements have been restated to reflect the correction of the recorded valuation of the acquisitions of management rights and subsidiaries with oil and gas producing activities in accordance with policies for the transfers of nonmonetary assets by promoters or shareholders. In addition, accounts payable were reduced by the amount attributable to pre-acquisition expenses.

PART I.

Item 1.   Financial Statements

Board of Directors
TexEn Oil & Gas, Inc.
West Vancouver, B.C.
Canada

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

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

As discussed in Note 11 to the financial statements, certain errors concerning overstatement of accounts payable and the recorded valuation of the acquisition of management rights and of subsidiaries with oil and gas producing activities resulting in the overstatement of management rights, net oil and gas properties and additional paid-in capital were discovered by management in the subsequent period. Accordingly, the September 30, 2002 financial statements have been restated to correct these errors, which had no effect on accumulated deficit.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 20, 2002 except for Notes 1, 3, 7, 9, and 11, as to which the date is April 3, 2003

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS
	September 30,
	2002
	(Unaudited)	June 30,
	(Restated)	2002
ASSETS
CURRENT ASSETS
Cash	$459	$-
Accounts receivable
Trade	336,275	-
Affiliated entities	5,675	-
Accrued oil and gas runs	28,203	-
Prepaid insurance	2,824	-
Employee advances	245	-
Total Current Assets	373,681	-
OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	979,451	-
Unproved properties	17,030,134	-
Leasehold costs	1,356,183	-
Wells, related equipment and facilities	2,223,005	-
Intangible drilling costs	1,136,333	-
Less accumulated depreciation, depletion,
amortization and impairment	(208,641)	-
Net Oil and Gas Properties	22,516,465	-
OTHER PROPERTY AND EQUIPMENT
Machinery and equipment	256,064	-
Less accumulated depreciation	(2,162)	-
Total Other Property and Equipment	253,902	-
OTHER ASSETS
Management rights	15	-
Total Other Assets	15
TOTAL ASSETS	$23,144,063	$-

See accompanying independent accountant=s review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2002
	(Unaudited)	June 30,
	(Restated)	2002
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$36,906	$3,817
Accounts payable - related parties	361,355
Accrued payroll and payroll taxes	6,872	-
Accrued sales taxes	13,720	-
Accrued interest	625	373
Total Current Liabilities	419,478	4,190

LONG-TERM DEBT
Related party payable	352,621	-
Loan payable	10,000	10,000
Total Long-Term Debt	362,621	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 45,448,879 shares
issued and outstanding	454	454
Additional paid-in capital	22,908,848	380,924
Accumulated deficit	(547,338)	(395,568)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	22,361,964	(14,190)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$23,144,063	$-

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2002
	(Unaudited)	2001
	(Restated)	(Unaudited)
REVENUES
Oil and gas sales, net of production taxes	$75,648	$-
Drilling revenues	26,518	-
TOTAL REVENUES	102,166	-
COST OF REVENUES
Drilling costs	16,289	-
GROSS PROFITS FROM DRILLING
AND PRODUCTION	85,877	-

EXPENSES
Lease operating	116,999	-
Depreciation, depletion and amortization	50,002	82
Intangible drilling costs	8,150	-
Dry hole costs	407	-
Legal and accounting	55,373	6,012
General and administrative	6,390	68
TOTAL EXPENSES	237,321	6,162

OPERATING LOSS	(151,444)	(6,162)
OTHER EXPENSES
Interest expense	(326)	-
LOSS BEFORE INCOME TAXES	(151,770)	(6,162)
INCOME TAXES	-	-
NET LOSS	$(151,770)	$(6,162)
NET LOSS PER COMMON SHARE, BASIC
AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON
STOCK SHARES OUTSTANDING, BASIC
AND DILUTED	45,448,879	30,299,250

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional		Stockholders'
	Number		Paid-in	Accumulated	Equity
	of Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2001	30,299,250	$303	$380,924	$(369,956)	$11,271
Issuance of common stock for
50% stock dividend at
par value	15,149,629	151	-	(151)	-
Net loss for the year ending
June 30, 2002	-	-	-	(25,461)	(25,461)
Balance, June 30, 2002	45,448,879	454	380,924	(395,568)	(14,190)
Common stock issued for
acquisition of subsidiaries
at $0.97 to $1.40 per share	21,149,950	211	21,406,058	-	21,406,269
Common stock issued for
acquisition of management
rights of related entity
at par value	1,500,000	15	-	-	15
Common stock issued for
assignments of working
interests and net revenue
interests at an average
of $1.03 per share	1,088,000	11	1,121,629	-	1,121,640
Rescission of common stock
by officer at par value	(23,737,950)	(237)	237	-	-
Net loss for the period ending
September 30, 2002
(Unaudited)	-	-	-	(151,770)	(151,770)
Balance, September 30, 2002
(Unaudited) (Restated)	45,448,879	$454	$22,908,848	$(547,338)	$22,361,964

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2002
	(Unaudited)	2001
	(Restated)	(Unaudited)

CASH FLOWS FROM OPERATING ACTITIVITIES
Net loss	$(151,770)	$(6,162)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	50,002	82
Increase in accounts receivable - trade	(7,206)	-
Increase in accounts receivable - affiliated entities	-	-
Decrease in accrued oil and gas runs	1,308	-
Decrease in prepaid insurance	1,538	-
Increase employee advances	(100)	-
Increase in accounts payable	8,856	4,412
Increase in accounts payable - related parties	94,798	-
Increase in accrued payroll and payroll taxes	2,759	-
Increase in accrued sales taxes	655	-
Increase in accrued interest	252	-
Net cash provided (used) by operating activities	1,092	(1,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party payable	(633)	-
Net cash used by financing activities	(633)	-

Net increase (decrease) in cash	459	(1,668)

Cash, beginning of period	-	10,231

Cash, end of period	$459	$8,563

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended
	September 30,
	2002
	(Unaudited)	2001
	(Restated)	(Unaudited)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for acquisition of subsidiaries	$21,406,269	$-
Stock issued for acquisition of management rights	$15	$-
Stock issued for acquisition of working interests and
net revenue interests	$1,121,640	$-

See accompanying independent accountant's review report and notes to interim financial statements.

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

On July 1, 2002, TexEn developed a plan for acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids and accordingly ended its exploration stage as a mineral properties exploration company. The Company sells its oil and gas products primarily to domestic pipelines and refineries. The Company accounts for its acquisitions using the purchase method.

The Company's wholly owned subsidiaries consist of Texas Brookshire Partners, Inc. ("Brookshire"), Texas Gohlke Partners, Inc, ("Gohlke"), Brookshire Drilling Services, Inc. ("Drilling"), and Yegua, Inc. ("Yegua").

Texas Brookshire Partners, Inc.
 On July 15, 2002, the Company issued 15,376,103 shares of its common stock in exchange for all the common stock of Texas Brookshire Partners, Inc. ("Brookshire"). Common stock issued and outstanding was not affected because of a major shareholder rescinding shares of stock equal to the shares of stock issued for this acquisition. This transaction was considered to be with a related party as Brookshire's president is also a shareholder of TexEn. The Company recognized an increase of $8,107,131 in unproved properties due to the value of Texen stock given to non-affiliated shareholders exceeding the carryover basis by that amount. The market value of Texen Oil and Gas, Inc. common stock was $1.40 on July 15, 2002. Non-affiliates represented 77% of these shareholders while affiliates and promoters represented 23% of the shareholders. The nonaffiliated shares represented $16,575,439 at the value of the stock and the affiliated shareholders represented $739,064 at their basis. Liabilities assumed, including accounts payable and payable to related party, totaled $153,988 as of July 15, 2002. Brookshire's major assets consist of 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. This working interest ownership position consists of various interests in 26 wells drilled to date and one water injection well. Brookshire plans additional development before expiration of the leasehold.

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

Texas Gohlke Partners, Inc.
On September 18, 2002, the Company purchased Texas Gohlke Partners, Inc. ("Gohlke") in exchange for 4,000,000 shares of TexEn Oil & Gas, Inc.'s restricted common stock. Common stock issued and outstanding was not affected because of a major shareholder rescinding shares of stock equal to the shares of stock issued for this acquisition. The transaction is considered to be with a related party as Gohlke's president and principal shareholder is also a shareholder of TexEn. The Company recognized an increase of $456,805 in unproved properties due to the value of Texen stock given to non-affiliated shareholders exceeding the carryover basis by that amount. The market value of Texen Oil and Gas, Inc. common stock was $0.97 on September 18, 2002. The Company issued 4,000,000 shares of common stock as part of this acquisition. Non-affiliates represented 51% of these shareholders while affiliates and promoters represented 49% of the shareholders. The nonaffiliated shares represented $1,978,800 at the value of the stock and affiliated shareholders represented $459,374 at their basis. Liabilities assumed, including accounts payable, totaled $120,000 as of September 18, 2002. Gohlke's major assets consists of a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas. This working interest ownership position consists of various interests in 60 wells, which have been drilled to date. Gohlke plans additional development before expiration of the leasehold.

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

The quarter ended September 30, 2002 is the first period during which TexEn is considered an operating company.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accrued oil and gas runs, accounts payable and accrued liabilities approximate their fair value.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs of mineral properties as incurred.

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

Provision for Taxes (continued)
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

As shown in the accompanying financial statements, the Company incurred an accumulated deficit during exploration stage in the amount of $395,568 for the period of September 2, 1999 (inception) to June 30, 2002 and a net loss in the amount of $151,770 during the three months ended September 30, 2002. In addition, most of the Company's assets are unproved oil and gas properties. These unproven oil and gas properties include approximately $10,600,000 derived from the issuance of common stock for the acquisition of the properties. The recorded cost of the unproven oil and gas properties may be adjusted downwards during the covered fiscal year based on a reserve evaluation which will be commissioned and prepared. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

Environmental Remediation and Compliance
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of such liabilities are based upon currently available facts, existing technology and

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Environmental Remediation and Compliance (continued)
 presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.

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

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective December 31, 2002 with early application encouraged. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
 and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined that this statement had no effect on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 required that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not have a material impact on the financial statements of the Company at September 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 which did not impact the financial statements of the Company at September 30, 2002.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists of companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
 Application of the nonamortization provision of SFAS No. 142 did not affect the Company's financial statements in the fiscal year ended June 30, 2002 or the quarter ended September 30, 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

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

During the three months ended September 30, 2002 the Company issued 21,149,950 shares of its common stock for acquisition of entities, which then became fully owned subsidiaries. In addition, the Company had the following issuances of common stock: 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C.; 588,000 shares of its common stock in exchange for an assignment of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas; and 500,000 shares of its common stock in exchange for the conveyance of a 100% working interest with a 75% net revenue interest in and to the leasehold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas.

The shares issued to nonaffiliates were valued at their fair market value on the date of issuance. Shares issued to affiliates were valued at the carryover basis in the assets acquired. (See Note 1.) A major shareholder of the corporation rescinded 23,737,950 shares of the Company's common stock at par value to prevent dilution of stockholders' interest from these issuances.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 4 - RELATED PARTIES

Three stockholders of the Company have advanced monies to the Company for operating expenses. These advances, which aggregate $352,621 at September 30, 2002, are uncollateralized and recorded as long-term debt, bearing no interest and having no specific due date.

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

NOTE 7 - MANAGEMENT RIGHTS

On August 10, 2002, the Company issued 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C., a Texas limited liability company which is owned by a shareholder of the Company. A second Company shareholder, who is the manager of Sanka L.L.C., rescinded 1,500,000 shares of his common stock, valued at $15, upon completion of this transaction. The Company accounted for this transaction by using the par value of the Company's common stock, which is equivalent to the value of the stock rescinded on the transaction date.

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

Other Oil and Gas Properties
On September 23, 2002, the Company issued 588,000 shares of its common stock to Sanka, Ltd. ("Limited") in exchange for an assignment from Sanka Exploration Company ("Exploration") of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas.

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of September 30, 2002 were as follows:

September 30, 2002

Proved properties	$5,694,972
Unproved properties	17,030,134
Accumulated depreciation, depletion and amortization	(208,641)
Total capitalized costs	$22,516,465

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
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

Future net cash flows were computed using year-end prices and period-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission, and do not represent management's assessment of future profitability or future cash flows to TexEn. Management's investments and operating decisions are based on reserves estimated that include proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here.

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

NOTE 11 - RESTATEMENT AND CORRECTION OF AN ERROR

The Company's consolidated financial statements for the period ended September 30, 2002 have been restated to reflect the correction of the recorded valuation of the acquisition of management rights and of subsidiaries with oil and gas producing activities. The correction was due to the restated value of a promoter's basis, which decreased management rights by $1,499,985, net oil and gas properties by $5,766,606 and additional paid-in capital by $7,220,893. In addition, accounts payable were reduced by $45,698 relating to pre-acquisition expenses. These corrections had no effect on operations for the three months ended September 30, 2002.

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

For the purpose of the acquisitions, the shares issued to nonaffiliates were valued at the price of the shares on the date of each transaction. This value could therefore represent an overstatements of the value of the assets acquired.

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

We ended our three-month period ended September 30, 2002 with a working capital deficit of $45,797.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29 th day of April, 2003.

TEXEN OIL & GAS INC (Registrant)
BY:	/s/ Robert M. Baker
Robert M. Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Texen Oil & Gas, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Robert M. Baker, Cheif Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 29th day of April, 2003.

/s/ Robert M. Baker Robert M. Baker Chief Executive Officer and Chief Financial Officer

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

Dated this 29th day of April, 2003.

/s/ Robert M. Baker Robert M. Baker Principle Executive Officer and Principal Financial Officer