Form 10QSB/A
period 2002-09-30
TEXEN OIL & GAS INC
filed 2003-04-29
CIK 1102944

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

Item 1.   Financial Statments

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

As discussed in Note 12 to the financial statements, certain errors concerning the overstatement of accounts payable and the recorded valuation of the acquisition of management rights and of subsidiaries with oil and gas producing activities resulting in the overstatement of management rights, net oil and gas properties and additional paid-in capital were discovered by management in the subsequent period. Accordingly, the December 31, 2002 financial statements have been restated to correct these errors, which had no effect on accumulated deficit.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 13, 2003 except for Notes 1, 3, 7, 9, and 12, as to which the date is April 7, 2003.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS

	December 31, 2002 (Unaudited) (Restated)	June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$1,391	$-
Accounts receivable	341,233	-
Receivable from affililiated entities	141,110	-
Advances receivable	207,834	-
Accrued oil and gas runs	43,894	-
Prepaid insurance	6,502	-
Employee advances	135	-
Total Current Assets	742,099	-
OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	979,451	-
Unproved properties	18,324,722	-
Leasehold costs	1,387,209	-
Wells, related equipment and facilities	2,265,005	-
Intangible drilling costs	1,136,333	-
Less accumulated depreciation, depletion,
amortization and impairment	(317,243)	-
Net Oil and Gas Properties	23,775,477	-
OTHER PROPERTY AND EQUIPMENT
Machinery and equipment	256,064	-
Less accumulated depreciation	(8,647)	-
Total Other Property and Equipment	247,417	-
OTHER ASSETS
Management rights	15	-
Total Other Assets	15	-

TOTAL ASSETS	$24,765,008	$-

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31, 2002 (Unaudited) (Restated)	June 30, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$504,470	$3,817
Accounts payable - related party	181,782	-
Accrued expenses	28,033	373
Total Current Liabilities	714,285	4,190

LONG-TERM DEBT
Related party payable	570,455	-
Loan payable	139,988	10,000
Total Long-Term Debt	710,443	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 43,448,879 and
45,448,879 shares issued and outstanding,
respectively	433	454
Additional paid-in capital	24,271,369	380,924
Accumulated deficit	(931,522)	(395,568)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	23,340,280	(14,190)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$24,765,008	$-

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,			Six Months Ended December 31,
	2002 (Unaudited)	2001 (Unaudited)		2002 (Unaudited) (Restated)	2001 (Unaudited)

REVENUES
Oil and gas sales, net of production taxes	$92,317		$-	$167,965		$-
Drilling revenues	30,063		-	56,581		-
TOTAL REVENUES	122,380		-	224,546		-

COST OF REVENUES
Drilling costs	30,486		-	46,775		-
GROSS PROFIT FROM DRILLING
AND PRODUCTION	91,894		-	177,771		-
E X P E N S E S
Lease operating	231,187		-	348,186		-
Intangible drilling	7,367		-	15,517		-
General and administrative expense	18,368		605	24,758		632
Legal and accounting	105,125		2,400	160,498		8,412
Travel	854		-	854		-
Dry hole costs	10		-	417		-
Depreciation, depletion and amortization	107,720		82	157,722		164
Stock transfer expenses	2,065		25	2,065		68
TOTAL EXPENSES	472,696		3,112	710,017		9,276

OPERATING LOSS	(380,802)		(3,112)	(532,246)		(9,276)
OTHER EXPENSES
Interest expense	(3,382)		-	(3,708)		-
LOSS BEFORE INCOME TAXES	(384,184)		(3,112)	(535,954)		(9,276)
INCOME TAXES	-		-	-		-
NET LOSS	$(384,184)		$(3,112)	$(535,954)		$(9,276)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil	$(0.01)	$	nil
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	44,549,422		30,299,250	44,999,151		30,299,250

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
	Number
	of Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2001	30,299,250	$303	$380,924	$(369,956)	$11,271

Issuance of common stock for
50% stock dividend at par value	15,149,629	151	-	(151)	-

Net loss for the year ending
June 30, 2002	-	-	-	(25,461)	(25,461)

Balance, June 30, 2002	45,448,879	454	380,924	(395,568)	(14,190)

Common stock issued for
acquisition of subsidiaries
at $0.97 to $1.40 per share	21,149,950	211	21,406,058	-	21,406,269

Common stock issued for
acquisition of management
rights at par value	1,500,000	15	-	-	15

Common stock issued for
assignments of working
interests and net revenue
interests at an average
of $1.06 per share	2,338,000	23	2,484,117	-	2,484,140

Rescission of common stock
by officer at par value	(26,987,950)	(270)	270	-	-

Net loss for the period ending
December 31, 2002
(Unaudited) (Restated)	-	-	-	(535,954)	(535,954)

Balance, December 31, 2002
(Unaudited) (Restated)	43,448,879	$433	$24,271,369	$(931,522)	$23,340,280

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended December 31,
	2002 (Unaudited) (Restated)	2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(535,954)	$(9,276)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation, depletion and amortization	157,722	164
Increase in accounts receivable	(12,164)	-
Increase in receivable from affiliated entities	(135,435)	-
Increase in accrued oil and gas runs	(14,383)	-
Increase in prepaid insurance	(2,140)	-
Decrease in employee advances	10	-
Increase in accounts payable	212,116	1,695
Increase in accounts payable - related parties	181,782	-
Increase in accrued expenses	10,482	-
Net cash used by operating activities	(137,964)	(7,417)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	129,988	-
Proceeds from related party payable	10,000	-
Payments to related party payable	(633)	(770)
Net cash provided (used) by financing activities	139,355	(770)
Increase in cash	1,391	(8,187)
Cash, beginning of period	-	10,231
Cash, end of period	$1,391	$2,044
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS:
Stock issued for acquisition of subsidiaries	$21,406,269	$-
Stock issued for acquisition of management rights	$15	$-
Stock issued for acquisition of working interest
and net revenue interest	$2,484,140	$-

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

On July 1, 2002, TexEn developed a plan for acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids and accordingly ended its exploration stage as a mineral properties exploration company. The Company sells its oil and gas products primarily to domestic pipelines and refineries. The Company accounts for it acquisitions using the purchase method.

The Company's wholly owned subsidiaries consist of Texas Brookshire Partners, Inc. (Brookshire"), Texas Gohlke Partners, Inc, ("Gohlke"), Brookshire Drilling Services, L.L.C. ("Drilling"), and Yegua, Inc. ("Yegua").

Texas Brookshire Partners, Inc.
 On July 15, 2002, the Company issued 15,376,103 shares of its common stock in exchange for all the common stock of Texas Brookshire Partners, Inc. ("Brookshire"). Common stock issued and outstanding was not affected because of a major shareholder rescinding shares of stock equal to the shares of stock issued for this acquisition. This transaction was considered to be with a related party as Brookshire's president is also a shareholder of TexEn. The Company recognized an increase of $8,107,131 in unproved properties due to the value of TexEn stock given to non-affiliated shareholders exceeding the carryover basis by that amount. The market value of TexEn Oil and Gas, Inc. common stock was $1.40 on July 15, 2002. Non-affiliates represented 77% of these shareholders while affiliates and promoters represented 23% of the shareholders. The nonaffiliated shares represented $16,575,439 at the value of the stock and the affiliated shareholders represented $739,064 at their basis. Liabilities assumed, including accounts payable and payable to related party, totaled $153,988 as of July 15, 2002. Brookshire's major assets consist of a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. This working interest ownership position consists of various interests in 26 wells drilled to date and one water injection well. Brookshire plans additional development before expiration of the leasehold.

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

Texas Gohlke Partners, Inc.
 On September 18, 2002, the Company purchased Texas Gohlke Partners, Inc. ("Gohlke") in exchange for 4,000,000 shares of TexEn Oil & Gas, Inc.'s restricted common stock.Common stock issued and outstanding was not affected because of a major shareholder rescinding shares of stock equal to the shares of stock issued for this acquisition. The transaction is considered to be with a related party as Gohlke's president and principal shareholder is also a shareholder of TexEn. The Company recognized an increase of $456,805 in unproved properties due to the value of TexEn stock given to non-affiliated shareholders exceeding the carryover basis by that amount. The market value of TexEn Oil and Gas, Inc. common stock was $0.97 on September 18, 2002. The Company issued 4,000,000 shares of common stock as part of this acquisition. Non-affiliates represented 51% of these shareholders while affiliates and promoters represented 49% of the shareholders. The nonaffiliated shares represented $1,978,800 at the value of the stock and affiliated shareholders represented $459,374 at their basis. Liabilities assumed, including accounts payable totaled $120,000 as of September 18, 2002. Gohlke's major assets consists of a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas. This working interest ownership position consists of various interests in 60 wells, which have been drilled to date. Gohlke plans additional development before expiration of the leasehold.

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

The six months ended December 31, 2002 is the first period during which TexEn is considered to be an operating company.

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

Derivative Instruments
 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

Upon the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the retirement or sale of a partial unit of proved property, the cost and related accumulated depreciation, depletion, and amortization of this partial unit are eliminated from the property account and the resulting gain or loss is recognized in income.

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

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

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

As shown in the accompanying financial statements, the Company incurred an accumulated deficit during exploration stage in the amount of $395,568 for the period of September 2, 1999 (inception) to June 30, 2002 and a net loss in the amount of $535,954 during the six months ended December 31, 2002. In addition, most of the Company's assets are unproved oil and gas properties. These unproven oil and gas properties include approximately $10,600,000 acquired by the issuance of common stock. The recorded cost of the unproven oil and gas properties may be adjusted downwards during the current fiscal year based on a reserve evaluation, which is expected to be commissioned and prepared. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

Principles of Consolidation
 The financial statements include those of TexEn Oil & Gas, Inc., Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Brookshire Drilling Services, L.L.C., and Yegua, Inc. All significant inter-company accounts and transactions have been eliminated.

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
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)
 In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined that the adoption of this statement had no effect on the financial position or results of operations of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which does not have a material impact on the financial statements of the Company at December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and which did not impact on the financial statements of the Company at December 31, 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)
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

NOTE 3 - COMMON STOCK

In May 2002, the Company declared a 50% stock dividend payable on May 29, 2002 to stockholders of record on May 28, 2002. Per share amounts in the accompanying financial statements have been restated to reflect the stock dividend. The Company issued 15,149,629 shares of common stock in payment of this stock dividend on May 29, 2002.

During the six months ended December 31, 2002, the Company issued 21,149,950 shares of its common stock for acquisition of its fully owned subsidiaries. In addition, the Company had the following issuances of common stock: 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C., a related entity; 588,000 shares of its common stock in exchange for an assignment of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas; 500,000 shares of its common stock in exchange for the conveyance of a 100% working interest with a 75% net revenue interest in and to the leasehold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas; and 1,250,000 shares of its common stock in exchange for a 5% working interest in the Brookshire Dome Field located in Waller County, Texas.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 3 - COMMON STOCK (Continued)

The shares issued in acquisitions were valued at their fair market value on the date of issuance, with the exception of those issued to affiliates, which were valued at the carryover basis in the assets acquired. (See Note 1.) A major shareholder' of the Company rescinded 26,987,950 shares of the Company's common stock in order to prevent dilution of stockholders interest from these issuances. The rescission of these shares was recorded at the par value of the stock rescinded.

NOTE 4 - RELATED PARTIES

Three stockholders of the Company have advanced monies to the Company for operating expenses. These advances, which aggregate $570,455 at December 31, 2002, are uncollateralized and recorded as long-term debt, bearing no interest and having no specific due date.

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

NOTE 6 - LOAN PAYABLE

At December 31 and June 30, 2002, the Company's loan payable consisted of the following:

	December 31, 2002	June 30, 2002
Tatiana Golovina, unsecured, interest at 10%, due on February 14, 2004	$139,988	$10,000

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

Brookshire Dome Field
 During the six months ended December 31, 2002, the Company acquired a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas through acquisition of Texas Brookshire Partners, Inc. as a wholly owned subsidiary. The Company also acquired an additional 5% working interest ownership in this field through the issuance of 1,250,000 shares of its common stock. (See Note 3.) This aggregate working interest ownership position consists of an interest in 26 wells drilled to date and one water injection well. Brookshire plans to drill additional developmental wells on the existing Brookshire leasehold acreage and to purchase, farm-in or participate in the acquisition of additional leasehold acreage on which to drill more wells. At the present time, Brookshire has not targeted any new oil and gas leases for acquisition, however, Brookshire intends to acquire additional oil and gas leases from other entities which own mineral rights.

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

The changes in proved reserves for the six months ended December 31, 2002 were as follows:

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (continued)

	Petroleum Liquids (barrels) United States	Natural Gas (cubic feet) United States
Reserves at July 1, 2002	-	-
Purchases	506,543	409,501
Sales	(6,835)	(6,824)
Reserves at December 31, 2002	499,708	402,677

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31, 2002 were as follows:

December 31, 2002

Proved properties	$5,767,998
Unproved properties	18,324,722
Accumulated depreciation, depletion and amortization	(317,243)
Total capitalized costs	$23,775,477

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

Results of operations for oil and gas producing activities (including operating overhead) for the six months ended December 31, 2002 were as follows:

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (continued)

Revenues	$167,965
Exploration expenses	-
Depreciation, depletion and amortization	160,498
Other operating expenses	348,186
Loss before income taxes	(340,719)
Income tax expense	-
Loss from operations of oil and gas producing activities	$(340,719)

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2002 was as follows:

Future cash flows	$13,300,000
Future development and production costs	(4,600,000)
Future income tax expense	(2,100,000)
Future net cash flows	6,600,000
10% annual discount	(4,300,000)
Standardized measure of discounted future net cash flows	$2,300,000

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission ("SEC"), and do not represent management's assessment of future profitability or future cash flows to TexEn. Management's investments and operating decisions are based on reserves estimated that include proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here.

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

NOTE 11 - SUBSEQUENT EVENTS

BWC Minerals, LLC
 Subsequent to the date of these financial statements, the Company began negotiations to issue approximately 1,740,000 shares of its common stock in exchange for all the common stock of BWC Minerals, LLC ("BWC"). BWC's major assets consist of an 8.7% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. Upon finalization of this transaction, the Company and its subsidiaries will own approximately a 91.45% working interest ownership in the Brookshire Dome Field. The transaction will be valued at the fair market value of the Company's common stock on the settlement date. Finalization of this acquisition is still pending as of the date of these financial statements.

NOTE 12 - RESTATEMENT AND CORRECTION OF AN ERROR

The Company's consolidated financial statements for the period ended December 31, 2002 have been restated to reflect the correction of the recorded acquisition of management rights and of subsidiaries with oil and gas producing activities. The correction was due to the restated value of a promoter's basis, which decreased management rights by $1,499,985, net oil and gas properties by $5,766,606 and additional paid-in capital by $7,220,893. In addition, accounts payable were reduced by $45,698 relating to pre-acquisition expenses. These corrections had no effect on the Company's reported results of operations for the three months and six months ended December 31, 2002.

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

We ended our six-month period ended December 31, 2002 with a working capital deficit of $27,814.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2003.

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