Form 10QSB
period 2003-03-31
TEXEN OIL & GAS INC
filed 2003-06-06
CIK 1102944

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from Commission file number __________ to ___________

TEXEN OIL & GAS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0435904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [ x ] No [ ]

=========================================================================

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

PART I.

Item 1. Financial Statements

Board of Directors
TexEn Oil & Gas, Inc.
West Vancouver, B.C.
Canada

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended June 30, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated November 5, 2002, but we have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 29, 2003

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS
	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$56,506	$-
Accounts receivable - affiliates	358,347	-
Advances receivable from affiliates	141,110	-
Accrued oil and gas runs	83,701	-
Prepaid insurance	14,150	-
Employee advances	90	-
Total Current Assets	653,904	-

OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	1,123,918	-
Unproved properties	19,780,951	-
Leasehold costs	1,573,485	-
Wells, related equipment and facilities	2,324,560	-
Intangible drilling costs	1,327,073	-
Less accumulated depreciation, depletion,
amortization and impairment	(472,439)	-
Net Oil and Gas Properties	25,657,548	-

OTHER PROPERTY AND EQUIPMENT
Machinery and equipment	248,315	-
Less accumulated depreciation	(48,259)	-
Total Other Property and Equipment	200,056	-

OTHER ASSETS
Management rights	15	-
Total Other Assets	15	-

TOTAL ASSETS	$26,511,523	$-

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS (CONTINUED)
	March 31, 2003	June 30, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$26,743	$3,817
Accounts payable - affiliates	764,345	-
Accrued consulting fees - related party	105,000	-
Accrued expenses	42,655	373
Total Current Liabilities	938,743	4,190

LONG-TERM DEBT
Loans payable - related parties	457,517	-
Note payable - related party	139,988	10,000
Total Long-Term Debt	597,505	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 45,184,310 and
45,448,879 shares issued and outstanding
respectively	450	454
Additional paid-in capital	26,214,934	380,924
Accumulated deficit	(1,240,109)	(395,568)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	24,975,275	(14,190)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$26,511,523	$-

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Oil and gas sales net of production taxes	$195,264	$-	$363,229	$-
Drilling revenues	55,238	-	111,819	-
TOTAL REVENUES	250,502	-	475,048	-

COST OF REVENUES
Drilling costs	40,665	-	87,440	-

GROSS PROFITS FROM DRILLING
AND PRODUCTION	209,837	-	387,608	-

EXPENSES
Lease operating	164,931	-	513,117	-
Consulting fees	150,000	-	150,000	-
Intangible drilling	14,346	-	29,863	-
General and administrative expense	14,737	630	39,495	1,262
Legal and accounting	68,520	11,573	229,018	19,985
Travel	3,700	-	4,554	-
Dry hole costs	3,769	-	4,186	-
Depreciation, depletion and amortization	98,421	82	256,143	246
Stock transfer expenses	-	-	2,065	-
TOTAL EXPENSES	518,424	12,285	1,228,441	21,561

OPERATING LOSS	(308,587)	(12,285)	(840,833)	(21,561)

OTHER EXPENSES
Loss on disposition of capital assets	-	(1,153)	-	(1,153)
Interest expense	-	-	(3,708)	-
TOTAL OTHER EXPENSES	-	(1,153)	(3,708)	(1,153)

LOSS BEFORE INCOME TAXES	(308,587)	(13,438)	(844,541)	(22,714)
INCOME TAXES	-	-	-	-
NET LOSS	$(308,587)	$(13,438)	$(844,541)	$(22,714)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$ nil	$(0.02)	$ nil
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	44,123,769	30,299,250	44,711,617	30,299,250

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, June 30, 2001	30,299,250	$303	$380,924	$(369,956)	$11,271

Issuance of common stock for 50% stock dividend at par value	15,149,629	151	-	(151)	-

Net loss for the year ending June 30, 2002	-	-	-	(25,461)	(25,461)

Balance, June 30, 2002	45,448,879	454	380,924	(395,568)	(14,190)

Common stock issued for acquisition of subsidiaries at $0.97 to $1.40 per share	22,885,381	228	23,349,623	-	23,349,851

Common stock issued for acquisition of management rights of related entity at par value	1,500,000	15	-	-	15

Common stock issued for assignments of working interests and net revenue interests at $1.06 per share	2,338,000	23	2,484,117	-	2,484,140

Rescission of common stock by officer at par value	(26,987,950)	(270)	270	-	-

Net loss for the period ending March 31, 2003 (Unaudited)	-	-	-	(844,541)	(844,541)

Balance, March 31, 2003 (Unaudited)	45,184,310	$450	$26,214,934	$(1,240,109)	$24,975,275

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31,
	2003 (Unaudited)	2002 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(844,541)	$(22,714)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation, depletion and amortization	256,143	246
Loss on disposition of capital assets	-	1,153
Increase in accounts receivable - affiliates	(29,278)	-
Decrease in advances receivable from affiliates	72,399	-
Increase in accrued oil and gas runs	(48,389)	-
Increase in prepaid insurance	(9,788)	-
Decrease in employee advances	55	-
Decrease in deposits	-	411
Increase in accounts payable	(260,885)	1,573
Increase in accounts payable - affiliates	759,620	9,230
Increase in accrued consulting fees - related party	105,000	-
Increase in accrued expenses	25,144	-
Net cash used by operating activities	25,480	(10,101)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	129,988	-
Proceeds from loans payable - related parties	10,000	-
Payments to loans payable - related parties	(108,962)	-
Net cash provided (used) by financing activities	31,026	-
Increase (decrease) in cash	56,506	(10,101)
Cash, beginning of period	-	10,231
Cash, end of period	$56,506	$130
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS:
Stock issued for acquisition of subsidiaries	$23,349,851	$-
Stock issued for acquisition of management rights	$15	$-
Stock issued for acquisition of working interest
and net revenue interest	$2,484,140	$-

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

The Company's wholly owned subsidiaries consist of Texas Brookshire Partners, Inc. ("Brookshire"), Texas Gohlke Partners, Inc, ("Gohlke"), Brookshire Drilling Services, Inc. ("Drilling"), Yegua, Inc. ("Yegua") and BWC Minerals, LLC ("BWC").

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
March 31, 2003

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

BWC Minerals, L.L.C.
On February 27, 2003, the Company purchased BWC Minerals, L.L.C. ("BWC") in exchange for 1,735,431 shares of TexEn Oil & Gas, Inc.'s restricted common stock. The transaction was valued at $1,943,582, which represents the fair market value of the Company's common stock on the transaction date. BWC's major asset consists of an 8.70% working interest in the Brookshire Dome Field.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

Exploration Stage Activities
The Company entered the exploration stage upon its formation in September 1999 and in this stage realized no revenues from its planned operations. It was primarily engaged in the acquisition, exploration and development of mining properties. In July 2002, the Company developed a plan for acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids and accordingly ended its exploration stage as a mineral properties exploration company.

The Company is considered to have been in the exploration stage from its formation through June 30, 2002. The nine months ended March 31, 2003 is the first period during which it is considered an operating company.

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
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Property and Equipment
Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. Depreciation amounted to $234,622 and $246, respectively, for the nine months ended March 31, 2003 and 2002.

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

At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

Capitalized Interest
The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the nine months ended March 31, 2003 and 2002.

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
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (Continued)
At March 31, 2003, the Company had net deferred tax assets of approximately $144,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2003.

At March 31, 2003, the Company has net operating loss carryforwards of approximately $960,000, which expire in the years 2020 through 2022. The net operating loss carryforwards could be limited due to a change in ownership. The Company recognized approximately $273,000 of losses from the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of the deferred tax asset.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred an accumulated deficit during exploration stage in the amount of $395,568 for the period of September 2, 1999 (inception) to June 30, 2002 and a net loss in the amount of $844,5411 during the nine months ended March 31, 2003. In addition, most of the Company's assets are unproved oil and gas properties. These unproven oil and gas properties include approximately $10,600,000 acquired by the issuance of common stock. These acquisitions may be subject to adjustment based upon the structure of the transactions and the related companies acquired. The recorded cost of the unproven oil and gas properties may be adjusted downwards during the covered fiscal year based on a reserve evaluation, which will be commissioned and prepared. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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
March 31, 2003

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

Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At March 31, 2003, the Company had no accrued liabilities for compliance with environmental regulations.

Principles of Consolidation
The financial statements include those of TexEn Oil & Gas, Inc., Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Brookshire Drilling Services, L.L.C., Yegua, Inc., and BWC Minerals, L.L.C. All significant inter-company accounts and transactions have been eliminated.

Interim Financial Statements
The interim financial statements as of and for the nine months ended March 31, 2003 included herein have been prepared by the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 did not affect the Company's results of operations in the fiscal year ended June 30, 2002 or in the nine months ended March 31, 2003.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2003.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption of this statement will have a material impact on the financial statements of the Company at March 31, 2003.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company has adopted SFAS 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at March 31, 2003.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

Recent Accounting Pronouncements
In December 2002, the "FASB" Financial Accounting Standards Board, issued "SFAS" Statement of Financial Accounting Standards, No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees", the adoption of SFAS 148 has no impact on the Company's financial condition or results of operations.

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

Accrued oil and gas runs consist of amounts due as of March 31, 2003, but not collected until April 2003.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 3 - COMMON STOCK

In May 2002, the Company declared a 50% stock dividend payable on May 29, 2002 to stockholders of record on May 28, 2002. Per share amounts in the accompanying financial statements have been restated for the stock dividend. The Company issued 15,149,629 shares of common stock in payment of this stock dividend on May 29, 2002.

During the nine months ended March 31, 2003, the Company issued 22,885,381 shares of its common stock for acquisition of its fully owned subsidiaries. In addition, the Company had the following issuances of common stock: 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C.; 588,000 shares of its common stock in exchange for an assignment of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas; 500,000 shares of its common stock in exchange for the conveyance of a 100% working interest with a 75% net revenue interest in and to the leasehold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas; and 1,250,000 shares of its common stock in exchange for a 5% working interest in the Brookshire Dome Field located in Waller County, Texas.

The shares were valued at their fair market value on the date of issuance, except for shares issued to affiliates which were valued at the carryover basis in the assets acquired. (See Note 1.) A major shareholder of the Company rescinded 26,987,950 shares of the Company's common stock in order to prevent dilution of stockholders interest from these issuances. The rescission of these shares was recorded at the stock's par value.

NOTE 4 - RELATED PARTIES

Three stockholders of the Company have advanced monies to the Company for operating expenses. These advances are uncollateralized and recorded as long-term debt, bearing no interest and having no specific due date.

A former officer of the Company advanced monies to the Company for the payment of professional fees. This amount was uncollateralized and was previously recorded as a short-term loan, bearing no interest and having no specific due date. This loan was satisfied in the year ending June 30, 2002.

In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") which was made effective June 1, 2002 and calls for monthly consulting fees in the amount of $15,000. Under term of this agreement, Woodburn's designated consultant provides managerial, administrative and other services as the Company's chief executive officer. The consulting agreement is effective for eighteen months. See Note 5.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Although the oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective environmental matters which could impair the value of its properties.

Farmout Agreements
During the period ended March 31, 2003, the Company entered into agreements to commence drilling or reworking of wells in its Brookshire Dome Field, Waller County, Texas, and its Helen Gohlke Field, Victoria County, Texas. The agreements enable the farmee to earn assignments of all rights, title and interest in and to a defined radius around successful well drilled on the farmout acreage with the Company retaining overriding royalties after payout of initial test wells. Three of these agreements have expired subsequent to the date of these financial statements. See Note 11.

Consulting Agreements
During the period ended March 31, 2003, the Company appointed Westport Strategic Partners, Inc. ("Westport") as consultant to provide an independent research report written by a qualified certified financial advisor to be distributed to broker dealers, institutions or micro and small-cap funds. The consulting agreement further provides for consultation on shareholder relations, assistance in distribution of an updated current corporate profile and other financial information and to analyze stock movement. This agreement became effective on February 25, 2003 and calls for monthly payments in the amount of $3,500.

In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") which was made effective June 1, 2002 and calls for monthly consulting fees in the amount of $15,000. Under term of this agreement, Woodburn's designated consultant provides managerial, administrative and other services as the Company's chief executive officer. The consulting agreement is effective for eighteen months. See Note 4. In the attached financial statements, the Company has accrued $105,000 as accrued consulting fees - related party at March 31, 2003.

NOTE 6 - LOAN PAYABLE

At March 31, 2003 and June 30, 2002, the Company's loan payable consisted of the following:

	March 31, 2003	June 30, 2002
Tatiana Golovina, (a shareholder of the Company), unsecured, interest at 10%, due on February 14, 2004	$ 139,988	$ 10,000

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 7 - MANAGEMENT RIGHTS

On August 10, 2002, the Company issued 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C., a Texas limited liability company which is owned by a shareholder of the Company. A second Company shareholder, who is the manager of Sanka L.L.C., rescinded 1,500,000 shares of his common stock, valued at $15, upon completion of this transaction. The Company accounted for this transaction by using the par value of the Company's common stock, which is equivalent to the value of the stock rescinded on the transaction date. During the period ended March 31, 2003, Sanka, L.L.C. acquired Chief Operating Company ("Chief") and Tiger Operating Company ("Tiger") as wholly owned subsidiaries. Chief and Tiger are the operators of the oil and gas properties held by the Company and its wholly owned subsidiaries.

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

Brookshire Dome Field
During the nine months ended March 31, 2003, the Company acquired a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas through acquisition of Texas Brookshire Partners, Inc. as a wholly owned subsidiary. The Company also acquired an additional 5% working interest ownership in this field through the issuance of 1,250,000 shares of its common stock, and another 8.70% working interest ownership in this field through the acquisition of BWC Minerals, L.L.C. as a wholly owned subsidiary. As of March 31, 2003, the Company has effectively acquired a total working interest of 91.45% in this field. (See Note 3.) This working interest ownership position consists of 26 wells drilled to date and one water injection well.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 8 - OIL AND GAS PROPERTIES (Continued)

Helen Gohlke Field
During the nine months ended March 31, 2003, the Company acquired a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas through acquisition of Texas Gohlke Partners, Inc. as a wholly owned subsidiary. This field comprises approximately 4,800 gross and net leasehold acres which are located under nine different oil, gas and mineral leases in Victoria and DeWitt Counties, Texas. Over 60 wells have been drilled in this field, with 7 wells currently producing. Gohlke intends to drill and develop seismic leads from this field within the next few months.

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

Reserves attributable to certain oil and gas discoveries are not considered proved as of March 31, 2003 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

TexEn and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

The changes in proved reserves for the nine months ended March 31, 2003 were as follows:

	Petroleum Liquids (barrels) United States	Natural Gas (cubic feet) United States
Reserves at July 1, 2002	-
Purchases	506,543	409,501
Sales	(13,274)	(10,366)
Reserves at March 31, 2003	493,269	399,135

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of March 31, 2003 were as follows:

March 31, 2003
Proved properties	$6,349,036
Unproved properties	19,780,951
Accumulated depreciation, depletion and amortization	(492,439)
Total capitalized costs	$25,657,548

Costs, both capitalized and expensed, incurred in oil and gas-producing activities during the period ended March 31, 2003 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

March 31, 2003
Property acquisition costs:
Proved properties	$745,969
Unproved properties	1,456,229
Exploration costs	-
Development costs	-
Total expenditures	$2,202,198

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

Results of operations for oil and gas producing activities (including operating overhead) for the nine months ended March 31, 2003 were as follows:

Revenues	$363,229
Exploration expenses	-
Depreciation, depletion and amortization	211,187
Other operating expenses	547,166
Loss before income taxes	(395,124)
Income tax expense	-
Loss of operations from oil and gas producing activities	$(395,124)

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at March 31, 2003 was as follows:

Future cash flows	$13,300,000
Future development and production costs	(4,600,000)
Future income tax expense	(2,100,000)
Future net cash flows	6,600,000
10% annual discount	(4,300,000)
Standardized measure of discounted future net cash flows	$2,300,000

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
March 31, 2003

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

It should be recognized that applying current costs and prices and a 10% standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

NOTE 10 - CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily one customer and these receivables are not collateralized. At March 31, 2003 the Company's accounts receivable from this customer totaled $358,347.

NOTE 11 - SUBSEQUENT EVENTS

Stock Option Plan
In April 2003, the Company adopted the 2003 Nonqualified Stock Option Plan of Texen Oil & Gas, Inc. (the "Plan") under which 5,000,000 shares of common stock are available for issuance with respect to awards granted to officers, directors, management and other employees of the Company and/or its subsidiaries.

Officers and Directors
During May 2003, the Company appointed a new president and secretary. These newly appointed officers will serve as members of the Company's Board of Directors until re-election at the next annual shareholders' meeting but for a minimum period of one year.

Farmout Agreements
Subsequent to the date of the financial statements three of the Company's farmout agreements expired with no further action required. See Note 5.

Item 2. Management Discussion and Analysis of Financial Conditions and Result of Operations for the three months ending March 31, 2003.

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

We are in an early stage of development with a few proven properties currently producing. Most of our properties are still awaiting additional exploration and development work. For the quarter ending March 31, 2003, we had $250,502 in total revenues in our third operating quarter.

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

Results from Operations

A comparison of our results of operation for the nine month period ending March 31, 2003 in comparison to the result of operations during the same nine month period of the preceeding year and for the year ending June 30, 2002 must be prefaced by stating that during the quarter ending September 30, 2002 the Company changed its business direction from being a mining Company to the area of oil and gas exploration and development.

During the period ending June 30, 2002 the Company had no assets and no revenues. During the period ending March 31, 2002 the Company had $11,877 in assets and no revenues.

During the nine month period ending March 31, 2003, the Company had revenues of $475,048 of which $363,229 were derived from oil and gas production net of taxes and $111,819 were derived from drilling revenues.

During the nine months ending March 31, 2003 drilling cost of $87,440 were incurred by us in exploring our oil and gas properties.

Expenses relating to lease operation were $513,117. Legal and accounting costs including such costs incurred in order to conclude our acquisitions of oil and gas properties during the nine month period ending March 31, 2003 were $229,018. Legal and accounting costs incurred by the Company for the same period ending March 31, 2002 were $19,985.

We ended our nine month period ended March 31, 2003 with a working capital deficit of $284,839.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of June, 2003.

TEXEN OIL & GAS, INC. (Registrant)
BY:	/s/ Robert M. Baker
Robert Baker, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

CERTIFICATION

I, Robert Baker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Texen Oil & Gas Inc.;

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

Dated this 4th day of June, 2003.

/s/ Robert M. Baker Robert Baker Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Texen Oil & Gas Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Robert Baker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 4th day of June, 2003.

/s/ Robert M. Baker Robert Baker Chief Executive Officer and Chief Financial Officer