Form 10KSB
period 2003-06-30
TEXEN OIL & GAS INC
filed 2003-11-12
CIK 1102944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB
[ x ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 30, 2003: 45,184,310.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ &nbps; ]

Issuer's revenues for the year ended June 30, 2003 were $863,501. Aggregate market value of voting stock held by non-affiliates of 22,840,932 shares outstanding at October 31, 2003 was approximately $9,136,372. Amount was computed using the average bid and ask price as of October 31, 2003, which was $0.40. As of October 31, 2003, a total of 46,184,310 shares of common stock were outstanding.

Forward Looking Statements

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
Business strategy
Capital expenditures - amount and types
Expansion and growth of our business and operations
Expansion and development trends of the oil and gas industry
Production of oil and gas reserves
Exploration prospects
Wells to be drilled, and drilling results
Operating results and working capital

We can give no assurance that our expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects and new production. Additionally, any forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control. Such things may cause actual results, performance, achievements or expectations to differ materially from what we anticipated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Glossary of Terms

We are engaged in the business of exploring for and producing oil and natural gas. Oil and gas exploration is a specialized industry. Many of the terms used to describe our business are unique to the oil and gas industry. The following glossary clarifies certain of these terms you that may be encountered while reading this report:

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

"Exploration costs" are costs incurred, either before or after the acquisition of a property, to identify areas that may have potential reserves, to examine specific areas considered to have potential reserves, to drill test wells, and drill exploratory wells. Exploratory wells are wells drilled in unproven areas. The identification of properties and examination of specific areas will typically include geological and geophysical costs, also referred to as G&G, which include topological studies, geographical and geophysical studies, and costs to obtain access to properties under study. Depreciation of support equipment, and the costs of carrying unproved acreage, delay rentals, ad valorem property taxes, title defense costs, and lease or land record maintenance are also classified as exploratory costs. "Farmout" involves an entity's assignment of all or a part of its interest in or lease of a property in exchange for consideration such as a royalty.

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

"Gross" oil or gas well or "gross" acre is a well or acre in which we have a working interest.

"Mcf" means thousand cubic feet, used in this annual report to refer to gaseous hydrocarbons.

"McfE" means thousands of cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

"MMcf" means million cubic feet, used in this annual report to refer to gaseous hydrocarbons.

"MBbl" means thousand barrels, used in this annual report to refer to crude oil or other liquid hydrocarbons."

"Net" oil and gas wells or "net" acres are determined by multiplying "gross" wells or acres by our percentage interest in such wells or acres.

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

"Proved developed oil and gas reserves" are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas reserves expected to be obtained through the application of fluid injection or other improved secondary or tertiary recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed recovery program has confirmed through production response that increased recovery will be achieved. "Proved undeveloped oil and gas reserves" are those proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves attributable to any acreage do not include production for which an application of fluid injection or other improved recovery technique is required or contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir. "Reserve target" see "Prospect."

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

General

We are an independent oil and gas company engaged in the exploration, exploitation, development, production and acquisition of natural gas and crude oil. We conduct our operations through subsidiary corporations. We are a Nevada corporation incorporated on September 2, 1999, as Palal Mining Corporation. In February 2002, we discontinued mining operations, changed its focus, and are currently focused on the exploration and development of oil and gas trends situated in Texas. We currently own interests in approximately 47 gross wells, 15 wells net to our interest, in fields located in Waller, Victoria and DeWitt Counties, Texas region. Additionally, we own interests in 4,871.7 net acres in Texas. The properties are titled in the name of TexEn Oil & Gas, Inc., Texas Brookshire Partners, Inc. and Texas Gohlke Partners, Inc. which are wholly owned subsidiary corporations.

In July 2002, we acquired Texas Brookshire Partners, Inc. by issuing 15,376,103 shares of common stock. Brookshire's key assets consist of a 77.75% working interest ownership in about 525 gross leasehold acres (95.73 net leasehold acres).

In September 2002, we acquired Texas Gohlke Partners, Inc. by issuing 4,000,000 shares of restricted common stock. Gohlke's key assets consisted of a 100% working interest ownership in approximately 4,346.7 gross leasehold acres.

Further in November 2002, we purchased an additional 5% working interest in a field located in Waller County, Texas for $1.3 million which amount was paid and satisfied with an issuance of 1,250,000 shares of common stock. We also acquired a 1.95% working interest in and to the Brookshire Dome Field through the purchase of Yegua, Inc.

Effective in February 2003, we acquired BWC Minerals LLC for 1,735,431 shares of common stock. The most significant asset of BWC is an 8.70% working interest in the Brookshire Dome Field.

In the twelve months preceding June 30, 2002, production from the 18 wells located on the property averaged 95 barrels of oil per day. The wells drilled to date on the lease were on an area of less than 40 acres and all were completed in Miocene and Frio sand at a depth between 1,700 feet and 3,300 feet. The shallow drilling will allow for well drilling and completion costs to be kept at an average of less than $250,000.

Business Strategy

Our overall goal is to maximize its value through profitable growth in its oil and gas reserves. We believe this can be achieved through the exploration and development of our existing prospect inventory base located in Texas. As with any dynamic environment, we must be flexible and adaptive to current economic and sector conditions in executing its growth plan. In 2003, we will supplement our exploration and development program with an acquisition program targeting properties that we believe possess high development potential. Following the 2002 acquisition of the Brookshire and Gohlke properties, we have a base production level in place that can provide consistent cash flow to assist in funding our exploration efforts. Exploration and development activities have higher associated risks than those associated with acquisitions of producing properties. Two of the largest risks associated with exploration and development activities are:

* *	geological risks (the subject property does not hold recoverable oil or natural gas); and project cost overruns.

By utilizing a "portfolio" approach in its exploration activities, we expect to minimize the overall effect of these risks. We participate in a larger number of exploratory and development activities by diversifying our ownership positions. We utilize available advanced technology, such as 3-dimensional ("3-D") seismic modeling to further reduce risk and enhance our success rates. We believe that the availability of economical 3-D seismic surveys fundamentally changed the risk profile of oil and gas exploration in Texas. Recognizing this, we have aggressively sought to acquire significant acreage blocks in selected areas for targeted, proprietary, 3-D seismic surveys. Using the data generated by initial proprietary seismic surveys, covering over 8.3 square miles, we have identified in excess of 10 potential drill sites net of 2002 activity. In general, when it is not geographically advantageous for us to be the operator, we will rely on agreements with qualified operating oil and gas companies to operate many its projects through the exploratory and production phases.

Seasonality

Production from gas wells may be curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where our operations are conducted. In such event, it is possible that there will be no market or a very limited market for our prospects. It is customary in many portions of Oklahoma and Texas to shut-in gas wells in the spring and summer when there is not sufficient demand for gas.

Summary of Proved Reserve Data

As of June 30, 2003 Gohlke Field

	BBLS Oil	MCF Natural Gas
Proven Producing Proven Nonproducing Proven Undeveloped	22,377 -0- -0-	44,133 120,976 83,007

As of June 30, 2003 Brookshire

	BBLS Oil	MCF Natural Gas
Proven Producing Proven Nonproducing Proven Undeveloped	33,400 48,700 34,800	-0- -0- -0-

Principal Producing Properties
Field	Gross oil wells	Net oil wells	Gross gas wells	Net gas wells	Gross acreage	Net acreage
Brookshire	18	7	0	0	525	95.73
Gohlke	13	3	16	5	4,346.7	4,346.7

Current Projects

Texas Brookshire Partners, Inc.

Texas Brookshire Partners, Inc., one of our wholly owned subsidiary corporations, and is engaged in the business of purchasing, developing and operating oil and gas leases in the Brookshire Field of Waller County, Texas, and owns 93.40% working interest ownership in and to approximately 525 gross leasehold acres and 95.73 net acres leasehold acres located in the Brookshire Dome Field of Waller County, Texas. The current working interest ownership position owns various interests in 18 wells which have been drilled to date and one water injection well. Current production from these properties over the last nine months has averaged approximately 95 barrels of oil per day.

The following is a summary of the Texas Brookshire production and expenses:

Oil Production
Inception (05/2000) to date
	100%		.70675 NRI	.70675 NRI
Production Month	BBLS	Gross Revenue	BBLS	Revenue

5-00
6-00
7-00
8-00
9-00
10-00
11-00
12-00
1-01
2-01
3-01
4-01
5-01
6-01
7-01
7-01
8-01
9-01
10-01
11-01
12-01
1-02
2-02
3-02
4-02
5-02
6-02
7-02
8-02
9-02
10-02
11-02
12-02
1-03
2-03
3-03
4-03
5-03
6-03

3,725.58
3,520.38
3,663.27
2,651.43
2,071.83
1,931.99
1,671.38
2,026.00
3,537.40
1,923.75
2,809.11
7,210.71
6,235.29
3,817.59
5,523.63
3,274.08
8,211.98
5,688.36
6,182.38
4,442.01
5,277.30
4,907.00
774.74
1,367.99
2,744.88
1,956.10
1,800.26
1,835.50
2,110.08
1,051.89
1,963.37
911.51
1,683.19
2,751.00
3,054.59
3,070.80
2,746.80
1,583.82
1,935.88

$

94,064.94
97,661.33
95,711.73
72,097.41
61,757.74
55,853.28
50,809.96
49,290.55
89,684.43
49,354.56
65,126.13
169,031.25
154,524.82
90,381.43
124,905.30
74,036.77
191,790.79
128,602.41
112,976.83
69,815.08
81,967.01
77,364.25
13,059.81
28,154.61
60,936.35
45,068.57
39,065.65
42,276.50
51,068.15
27,059.88
48,909.49
21,048.60
44,129.88
81,198.52
98,919.83
92,100.65
68,738.66
39,403.85
52,719.81

2,633.05
2,488.03
2,589.02
1,873.90
1,464.27
1,365.43
1,181.25
1,431.88
2,500.06
1,359.61
1,985.34
5,096.17
4,406.79
2,698.08
3,903.83
2,313.96
5,803.82
4,020.25
4,369.40
3,139.39
3,729.73
3,468.02
547.55
966.83
1,939.94
1,382.47
1,272.33
1,297.24
1,491.30
743.43
1,387.62
644.21
1,189.60
1,944.27
2,158.84
2,170.32
1,941.30
1,119.37
1,368.19

$

66,480.40
69,022.14
67,644.27
50,954.84
43,647.28
39,474.31
35,909.94
34,836.10
63,384.47
34,881.34
46,027.89
119,462.84
109,210.42
63,877.08
88,276.82
52,325.49
135,548.14
90,889.75
79,846.37
49,341.81
57,930.18
54,677.18
9,230.02
19,898.27
43,066.77
31,852.21
27,609.65
29,836.52
36,092.42
19,124.57
34,566.79
14,876.10
31,188.80
57,387.06
69,911.59
65,092.14
4,858.05
27,848.67
37,259.73

Total	123,644.89	2,910,666.81	87,386.09	2,057,071.42

Gas Production
Inception (05/2000) to date
	100%	70.675 NRI
Production Month	MCF	Gross Revenue	MCF		Revenue

May-00
Jun-00
Jul-00
Aug-00
Sep-00
Oct-00
Nov-00
Dec-00
Jan-01
Feb-01
Mar-01
Apr-01
May-01
Jun-01
Jul-01
Aug-01
Sep-01
Oct-01
Nov-01
Dec-01
Jan-02
Feb-02
Mar-02
Apr-02
May-02
Jun-02
Jul-02
Aug-02
Sep-02
Oct-02
Nov-02
Dec-02
Jan-03
Feb-03
Mar-03
April-03
May-03
June-03

141 1,281 1,808 1,662 2,629 5,157 8,971 2,323 11,934 5,379 7,936 10,016 4,788 5,212 2,853 3,922 2,138 486 1,751 1,301 1,740 476 306 275 -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- $

361.28
4,664.92
6,582.26
5,331.63
10,132.14
19,095.27
39,472.82
11,571.90
97,775.15
27,883.14
33,139.42
44,796.02
19,527.81
16,357.38
7,722.77
10,550.58
4,241.77
750.97
4,534.92
2,484.81
3,769.23
809.23
609.96
779.71
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-

99.65
905.35
1,277.80
1,174.62
1,858.05
3,644.71
6,340.25
1,641.78
8,577.58
3,817.18
5,608.77
7,209.49
3,392.02
3,683.58
2,016.36
2,771.87
1,511.03
343.48
1,237.52
919.48
1,229.75
36.41
216.27
94.36
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-

$

255.33
3,296.93
4,652.01
3,768.13
7,160.89
13,495.58
27,897.42
8,178.44
70,282.39
19,787.71
23,421.29
32,247.19
13,834.65
11,560.58
5,458.07
7,456.62
2,997.87
530.75
3,205.05
1,756.14
2,663.90
571.9
431.09
551.05
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-
-0-

TOTAL	84,485	$372,945.09	59,607.36		$265,460.98

Operating Expenses
From Inception (5/2000) to 6/30/02		100% LOE
5-00 6-00 7-00 8-00 9-00 10-00 11-00 12-00 1-01 2-01 3-01 4-01 5-01 6-01 7-01 8-01 9-01 10-01 11-01 12-01 1-02 2-02 3-02 4-02 5-02 6-02 7-02 8-02 9-02 10-02 11-02 12-02 1-03 2-03 3-03 4-03 5-03 6-03	$ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $

1,555.00
9,512.60
3,489.40
14,668.00
6,474.80
16,073.60
8,554.60
7,332.20
9,538.79
15,433.35
22,855.10
13,303.58
51,519.58
9,644.60
19,557.80
21,782.80
28,288.20
17,127.00
47,477.00
51,236.40
41,555.00
31,165.20
39,690.40
36,711.60
39,509.00
37,607.40
55,883.05
21,261.73
19,144.75
19,619.80
21,501.61
19,618.90
30,863.04
23,527.74
21,058.39
34,601.27
139,096.28
43,308.18

TOTAL		$1,051,174.74

Texas Gohlke Partners, Inc.

Texas Gohlke Partners, Inc. is another of our wholly owned subsidiary corporations and is engaged in the business of purchasing, developing and operating oil and gas leases in the Helen Gohlke Field located in Victoria and DeWitt counties, Texas and owns a 100% working interest ownership, 70% net revenue interest in and to approximately 4,346.7 gross leasehold acres. There are currently eight producing wells on the property, eighteen shut-in wells and two salt water disposal wells. Current production from these properties over the last nine months has averaged approximately 34 barrels of oil per day and 152 mcf per day.

The following is a summary of the Texas Gohlke production and expenses:

Oil Production:
12 Months Revenue Information/LOE
8/8ths Revenue
Month	BBLS	Gross	SEV TAX	Net
10-01 11-01 12-01 1-02 2-02 3-02 4-02 5-02 6-02 7-02 8-02 9-02 10-02 11-02 12-02 1-03 2-03 3-03 4-03 5-03 6-03	702 539 824 1,643 2,109 1,588 1,538 1,569 863 0 0 652 185 -0- 814 -0- -0- 562 1,369 1,355 709	14,406 9,693 14,653 29,605 39,512 36,245 37,613 39,681 20,677 0 0 18,233 4,997 -0- 22,003 -0- -0- 17,691 36,326 35,749 20,377	669 451 681 1,375 1,835 1,680 1,741 1,838 958 0 0 843 245 -0- 1,078 -0- -0- 818 1,682 1,656 943	13,737 9,242 13,972 28,230 37,677 34,565 35,872 37,843 19,719 0 0 17,390 4,752 -0- 20,925 -0- -0- 16,873 34,644 34,093 19,434
TOTAL	17,021	397,461	18,493	378,968

Gas Production
Month	MCF	Gross	SEV TAX	Net
10/01 11/01 12/01 1/02 2/02 3/02 4/02 5/02 6/02 7/02 8/02 9/02 10/02 11/02 12/02 1/03 2/03 3/03 4/03 5/03 6/03	2,756 3,917 4,959 6,198 5,512 5,790 5,745 4,076 6,495 5,379 1,585 2,254 1,490 1,347 1,591 1,675 1,499 1,620 4,060 7,656 5,406	5,002 12,348 11,368 11,427 8,644 10,090 11,025 8,051 15,442 16,092 3,215 1,368 2,480 5,050 5,913 7,775 7,067 12,601 17,601 33,731 27,945	4 5 4 599 389 498 568 344 900 948 1 2 -0- 118 121 321 269 684 1,060 2,272 1,837	4,998 12,343 11,364 10,828 8,255 9,592 10,457 7,707 14,542 15,144 3,214 1,366 2,480 4,932 5,792 7,454 6,798 11,917 16,541 31,459 26,108
TOTAL	81,010	234,235	10,944	223,291

October, November and December gas SEV tax is lower because lease use was paid which is a credit when calculating sales severance tax.

Expenses
Month	LOE
10/01 11/01 12/01 1/02 2/02 3/02 4/02 5/02 6/02 7/02 8/02 9/02 10/02 11/02 12/02 1/03 2/03 3/03 4/03 5/03 6/03	25,265 23,744 19,359 25,546 24,317 24,270 30,952 49,869 24,710 33,760 19,340 43,641 75,404 23,077 57,272 11,748 11,748 11,749 19,899 19,898 79,700
TOTAL	655,268

Other Subsidiary Corporations

In addition to Texas Brookshire Partners, Inc. and Texas Gohlke Partners, Inc., we own the following additional subsidiary corporations:

Brookshire Drilling Service, LLC

We own of the ownership, membership and management of Brookshire Drilling Service LLC, a Texas Limited Liability Company which is engaged in the business of drilling, servicing and reworking oil and gas wells and leases.

Sanka LLC

We own 100% of the management interest and no ownership in Sanka LLC, a Texas Limited Liability Company. We accounted for this transaction by using the par value of our common stock or $0.00001 per share for a total of $15.00. Sanka LLC. is engaged in the business of drilling, servicing and operating oil and gas wells and leases. Sanka LLC conducts its business in its own name and through one wholly owned Texas subsidiary corporation, Chief Operating Company and one wholly owned Texas Limited Liability Company, Tiger Resources, LLC. The ownership interest is held by Tatian Golovina who is a shareholder in our company.

We use Brookshire Drilling Services, LLC and Sanka LLC for most of our drilling and rework operations.

Yegua, Inc.

We owns 100% of the outstanding common stock of Yegua, Inc. which is engaged in the business of purchasing and developing oil and gas leases in the Brookshire Field of Waller County, Texas, and owns 1.95% working interest ownership in and to approximately 525 gross leasehold acres and 95.73 net leasehold acres located in the Brookshire Dome field of Waller County, Texas. This interest compliments the 77.75% working interest that we own in this field through our other wholly owned subsidiary corporation Texas Brookshire Partners, Inc.

Geological and Geophysical Techniques

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the entity that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves. We maintain our own equipment necessary to conduct the geological or geophysical testing referred to herein.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We are a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, are paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market when ever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Acquisition of Future Leases

In the future, we will be the acquiring additional oil and gas leases. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, we are not engaged in any bidding process. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

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

After closing has occurred, the newly acquired property will be turned over to us for possible work-overs or operational changes which will in our estimation increase each well's production.

In connection with the acquisition of an oil and gas lease for work-over operations, we are able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, we agree to assume the obligation to plug and abandon the well in the event we determines that reworking operations are either too expensive or will not result in production in paying quantities.

Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding. We currently do not have sufficient revenues or funds available to it to make a bid for such properties. We have not initiated a search for additional leases and does not intend to do so until it raises additional capital. We believe that it is not an efficient use of time to search for additional prospects when we do not have sufficient capital to acquire and develop additional leases. We intend to raise additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties. There is no assurance that we will ever raise such additional capital and if we are unable to raise such capital, we may have to cease operations.

At the present time, we have not identified any specific oil and gas leases which we intend to acquire in the future and will only be able to make such determination upon raising said capital.

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore have a greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof on us cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is "deregulated"). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. Condensates are liquid hydrocarbons recovered at the surface that result from condensation due to reduced pressure or temperature of petroleum hydrocarbons existing initially in a gaseous phase in the reservoir. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission ("FERC") regulates:

* *	the construction of natural gas pipeline facilities, and the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC's jurisdiction. The most notable of these are natural gas transmission companies.

The FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. However, we do not believe that any action taken will affect us much differently than it would affect other natural gas producers, gatherers and marketers with which we might compete against.

Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we competes with.

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

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

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

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

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, we do not believe that changes to these regulations will have a significant negative affect on our operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

* *	a "generator" or "transporter" of hazardous waste, or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA's requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

* *	the "owner" or "operator" of the site where hazardous substances have been released, and companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA's definition of a "hazardous substance." As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

* * *

remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including contaminated groundwater, or perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

The foregoing regulations do not and will not have any material adverse affect upon us.

Company's Office

Our offices are located at 10603 Grant Road, Suite 209, Houston, Texas 77070. Our telephone number is (832) 237-6053.

Employees

We currently have only employees other than our officers and directors as employees for most of our subsidiaries, except for Brookshire Drilling which has approximately five full-time employees.

Risks Factors

1. We have a limited operating history and in our auditor's opinion, we may not be able to stay in business. In our auditor's opnion, there is substantial doubt about our ability to continue in business as a going concern. We face all of the risks and uncertainties encountered by a new business. Because we have a limited operating history we cannot reliably forecast our future operations. As a result we may not be able to stay in business.

2. Our actual drilling results are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated in our reserve reports and drilling costs that are greater than estimated in our reserve reports. Such differences may be material. Estimates of our natural gas and oil reserves and the costs associated with developing these reserves may not be accurate. Development of our reserves may not occur as scheduled and the actual results may not be as estimated. Drilling activity may result in downward adjustments in reserves or higher than estimated costs. Our estimates of our proved natural gas and oil reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to our reserves will likely vary from the estimates used. These variances may be material.

3. If we are not able to generate sufficient funds from our operations and other financing sources, we will not be able to finance our development activity or future acquisitions. We have experienced and expect to continue to experience substantial capital expenditure and working capital needs to finance our acquisition and development program. Low commodity prices, production problems, disappointing drilling results and other factors beyond our control could reduce our funds from operations. We will also require future financing transactions to support our future operations. Additional financing may not be available to us in the future on acceptable terms or at all. In the event additional capital resources are unavailable, we may curtail our acquisition, drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

4. Natural gas and oil prices are volatile, and low prices have had in the past and could have in the future a material adverse impact on our business. Our revenues, profitability and future growth and the carrying value of our properties depend substantially on the prices we realize for our natural gas and oil production. Our realized prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Natural gas and oil are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause this volatility are: worldwide or regional demand for energy, which is affected by economic conditions; the domestic and foreign supply of natural gas and oil; weather conditions; domestic and foreign governmental regulations; political conditions in natural gas or oil producing regions; the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and the price and availability of alternative fuels. It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

5. Because we have incurred losses of $23,419,250 from operations in recent years, our future operating results are difficult to forecast. Our failure to achieve or sustain profitability in the future could adversely affect the market price of our common stock. We have incurred operating losses of $22,611,934 to date. Our failure to achieve or sustain profitability in the future could adversely affect the market price of our common stock. In considering whether to invest in our common stock, you should consider the historical financial and operating information available on which to base your evaluation of our performance.

6. We may incur substantial impairment writedowns. If management's estimates of natural gas and oil prices decline or if the recoverable reserves on a property are revised downward, we may be required to record additional impairment writedowns in the future, which would result in a negative impact to our financial position. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. A depletable unit is equal to the cost of the natural resource divided by estimated units of resource. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis. Fair value is estimated to be the present value of expected future net cash flows computed by applying estimated future oil and gas prices, as determined by management, to the estimated future production of oil and gas reserves over the economic life of a property. Future cash flows are based upon our independent engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling.

7. The natural gas and oil business involves many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses. Our development activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves. The natural gas and oil business involves a variety of operating risks, including: fires; explosions; blow-outs and surface cratering; uncontrollable flows of natural gas, oil and formation water; natural disasters, such as tornados and other adverse weather conditions; casing collapses; embedded oil field drilling and service tools; abnormally pressured formations; and environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. If we experience any of these problems, it could affect well bores and gathering systems, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of: injury or loss of life; severe damage to and destruction of property, natural resources and equipment; pollution and other environmental damage; clean-up responsibilities; regulatory investigation and penalties; suspension of our operations; and repairs to resume operations. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for development or leasehold acquisitions, or result in loss of equipment and properties.

8. Our insurance coverage may not be sufficient to cover some liabilities or losses which we may incur. The occurrence of a significant accident or other event not fully covered by our insurance could have a material adverse effect on our operations and financial condition. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Because third party drilling contractors are used to drill our wells, we may not realize the full benefit of workmen's compensation laws in dealing with their employees. In addition, pollution and environmental risks generally are not fully insurable.

9. We may be unable to identify liabilities associated with the properties that we acquire or obtain protection from sellers against them. The acquisition of properties with proved undeveloped reserves requires us to assess a number of factors, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipeline corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

10. We are subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business. Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include: discharge permits for drilling operations; bonds for ownership, development and production of oil and gas properties; reports concerning operations; and . taxation. Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

11. Title to Properties may be defective and as a result, we could loose our right to explore on them. It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. We intend to follow this custom. If the title to the prospects should prove to be defective, we could lose the costs of acquisition, or incur substantial costs for curative title work.

12. Shut-in wells will curtail production and our revenues . Production from gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where our operations will be conducted. In such event, it is possible that there will be no market or a very limited market for our prospects. It is customary in many portions of Oklahoma and Texas to shut-in gas wells in the spring and summer when there is not sufficient demand for gas.

13. Operating and environmental hazards could impair revenues. Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by us if we participate in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. We could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons. We currently do not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.

14. Because our common stock is a "penny stock," investors may not be able to resell their shares and will have access to limited information about us. Our common stock is defined as a "penny stock," under the Securities Exchange Act of 1934, and its rules. Because our common stock is a "penny stock," investors may be unable to resell their shares. This is because the Securities Exchange Act of 1934 and the penny stock rules impose additional sales practice and disclosure requirements on broker/dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our common stock and investors may not be able to resell their shares. Further, news coverage regarding penny stock is extremely limited, if non-existent. As a result, investors only information will be from reports filed the with the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTIES

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

We lease our office space at 10603 Grant Road, Suite 209, Houston, Texas 77070 pursuant to a written lease agreement with A-k Texas Venture Capital LC. The lease is paid semi-annually at the rate of $5,584.14.

Management believes that additional office space will be required as our business grows.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders is the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "TXEO." Our shares began trading on April 11, 2001. The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

Quarter ended	High Bid	Low Bid
2001
June 30	$1.15	$0.63
September 30	$0.98	$0.60
December 31	$0.75	$0.51
2002
March 31	$0.72	$0.30
June 30	$0.76	$0.34
September 30	$0.76	$0.50
December 31	$0.55	$0.11
2003
March 31	$0.70	$0.78
June 30	$1.15	$0.32

As of June 30, 2003 there were approximately 115 holders of record of our common shares. This does not reflect persons or entities that hold stock through various brokerage firms or depositories.

The market price of our common shares may to be the object of significant fluctuations related to a number of events and reasons, such as variations in our operating results, publication of technological developments or new products or services by us or our competitors, recommendations of securities analysts on us or our competitors, the operating and stock performance of other companies that the market may view as related to our business, and news reports relating to trends in our activities. In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of many high technology companies that may have often been not related or inconsistent to the operating performance of those companies. These fluctuations, as well as general political, economic and market conditions and other factors, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid any cash dividends on our common shares and at present we do not intend to pay any cash dividends in the foreseeable future. Our plan is to retain earnings, if any, to fund our future growth.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Securities authorized for issuance under equity compensation plans

We have an equity compensation plan. It is our 2003 Nonqualified Stock Option Plan (the "Plan"). The Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plan includes 5,000,000 shares. As of June 30, 2003, options to purchase 1,500,000 shares had been granted of which no options had been exercised by their holders. Of the total amount of options already granted by our company, all are currently exercisable. Under the Plan as of June 30, 2003, we still had 3,500,000 shares available for issuance. As of October 31, 2003, options to acquire 250,000 shares were cancelled; options to acquire 1,000,000 shares had been exercised; and, options to acquire 250,00 remained unexercised.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by securities holders	250,000	$0.10	3,750,000

Total	250,000	$0.10	3,750,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and deferred revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

We intend to spend our existing cash on drilling and rework operations on our existing oil and gas leases. We do not intend to acquire any additional oil and gas leases until it completes drilling operations on our existing leases. We intend to initiate our drilling operations within the next twelve months and believe that we will complete our drilling operations within the next eighteen months. We do not believe we will need additional capital to commence our drilling operations, but will need additional capital to complete our wells. We intend to raise the money by selling equity securities or by loans.

We intend to reduce our dependence on new finances by drilling new wells and reworking existing wells. Income from the sale of oil or gas will be applied to our drilling and reworking plans. There is no assurance, however, our drilling and reworking operation will prove successful. If does not prove successful, we will have to rely upon future new finances in order to continue our operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtains additional capital. This is because we have not generated enough revenues from operations to drill, complete and rework wells on our leases. Accordingly, we must raise cash from sources other than the sale of oil or gas found on our property. That cash must be raised from other sources. We believe that our other source for cash at this time is investments or loans by others. As of the date hereof, we have not made sales of additional securities and there is no assurance that we will be able to raise additional capital through the sale of securities in the future. Further, we have not initiated any negotiations for loans to us and there is no assurance that we will be able to raise additional capital in the future through loans. In the event that we are unable to raise additional capital, we may have to suspend or cease operations.

We do not intend to conduct any research or development during the next twelve months other than as described herein. See "Business."

We do not intend to purchase a plant or significant equipment. We will hire employees on an as needed basis, however, we do not expect any significant changes in the number of employees.

We acquired all of our properties after June 30, 2002. Accordingly, we had no revenues prior thereto.

Our subsidiary corporation, Texas Brookshire Partners, Inc. ("Farmor") entered into two farmout agreements with Texas Energy Exploration II, LLC. ("Farmee") dated June 30, 2003, wherein Farmee agreed to commence drilling or reworking operations within 45 days from the foregoing date on 11 acres of land and 15 acres of land located in Waller County, Texas. Under the terms of the farmouts, if Farmee is successful in its operations, it will have earned from Farmor an assignment of all of Farmor's right, title and interest in and to a 2 acre square around those wells drilled on the Farmout Acreage, with a depth limitation of 100' below the deepest producing well. Said assignment will reserve to Farmor an overriding royalty of 12.5% of 8/8ths, proportionately reduced in the event leases covering the Farmout Acreage cover less than 100% of the mineral estate hereunder, of all oil and/or gas produced and saved from the Farmout Acreage until payout. After payout of the initial test well, Farmor's retained overriding royalty interest will immediately increase to 20% of 8/8ths of all oil and/or gas produced and saved from the Farmout Acreage, same to be proportionately reduced in the event the leases covering the Farmout Acreage cover less than 100% of the mineral estate thereunder. For purposes of this Agreement, payout is defined as the day following the day when the value of net production from the initial test well (total production after deducting the Lessor's royalty and all presently existing, outstanding overriding royalty which is herein represented to be as of the date of this agreement no more than Thirty Percent (30%) between Lessor's royalty and other burdened overriding royalty of record), including any applicable production or severance taxes, shall equal the actual cost of drilling, testing, completing, equipping and operating the initial test well, including title opinions, paid by Farmee, to develop said acreage as a prudent operator. In the event that a portion of Farmors title fails, the overriding Royalty described herein, shall be reduced proportionally. Should the initial test well drilled on the farmout acreage result in a dry hole or be incapable of "Commercial Production," Farmee agrees to promptly plug and abandon such well according to the rules and regulations of the Railroad Commission of Texas. "Commercial Production" is herein defined as production revenue generated from the initial test well being greater then operating expenses on a month by month basis.

Our subsidiary corporation, Texas Gohlke Partners, Inc. ("Farmor") entered into one farmout agreement with Estrella Drilling Fund L.P. ("Farmee") dated March 1, 2003, wherein Farmee agreed to commence drilling or reworking operations within 60 days from the foregoing date on certain acreage located in Victoria and Dewitt counties, Texas. Under the terms of the farmout, in the event of commercially successful operations by Farmee, it will have earned from Farmor the right to an assignment of all of Farmor's right, title and interest in and to the Farmout Acreage subject to a depth limitation of 100 feet below the deepest producing formation. Said assignment shall deliver to Farmee a Seventy Percent (70%) net revenue interest in and to the Farmout Acreage. Upon payout of the Initial Test Well, its Substitute, or any Subsequent Well(s), Farmor shall revert to a Twenty-Five Percent (25%) working interest owner in the well with no additional burdens or encumbrances being placed on Farmor's reversionary interest after payout by the Farmee. "Payout," for purposes of this Agreement, shall be defined as that point in time where the cumulative amount of production revenue attributable to Farmee's working interest in the Initial Test Well, its Substitute, or any Subsequent Well(s) drilled on the Farmout Acreage, after deducting Lessor's royalty; all existing overriding royalty and other burdens of record; production, severance and any other taxes, shall equal one hundred percent (100%) of the total cost of the drilling, completing, equipping, operating and producing of the Initial Test Well, its Substitute, or any Subsequent Well(s), including title opinions, consulting fees, or other expenses paid by the Farmee to develop the Farmout Acreage as a prudent operator. Once payout is achieved on a well by well basis, Farmor shall be responsible for their proportionate costs which may be associated with the operation or reworking of the well(s) as to the reversionary interest defined herein. Should the Initial Test Well, its Substitute, or any Subsequent Well(s) drilled on the Farmout Acreage result in a dry hole or be incapable of commercial production, Farmee agrees to promptly plug and abandon such well according to the rules and regulations of the Railroad Commission of Texas.

We ("Farmor") entered into one farmout agreement with Estrella Drilling Fund L.P. ("Farmee") dated March 1, 2003, wherein Farmee agreed to commence drilling or reworking operations within 60 days from the foregoing date on certain acreage located in Calhoun County, Texas. Under the terms of the farmout, in the event of commercially successful operations by Farmee, it will have earned from Farmor the right to an assignment of all of Farmor's right, title and interest in and to the Farmout Acreage subject to a depth limitation of 100 feet below the deepest producing formation. Said assignment shall deliver to Farmee a Seventy Percent (70%) net revenue interest in and to the Farmout Acreage. Upon payout of the Initial Test Well, its Substitute, or any Subsequent Well(s), Farmor shall revert to a Twenty-Five Percent (25%) working interest owner in the well with no additional burdens or encumbrances being placed on Farmor's reversionary interest after payout by the Farmee. "Payout," for purposes of this Agreement, shall be defined as that point in time where the cumulative amount of production revenue attributable to Farmee's working interest in the Initial Test Well, its Substitute, or any Subsequent Well(s) drilled on the Farmout Acreage, after deducting Lessor's royalty; all existing overriding royalty and other burdens of record; production, severance and any other taxes, shall equal one hundred percent (100%) of the total cost of the drilling, completing, equipping, operating and producing of the Initial Test Well, its Substitute, or any Subsequent Well(s), including title opinions, consulting fees, or other expenses paid by the Farmee to develop the Farmout Acreage as a prudent operator. Once payout is achieved on a well by well basis, Farmor shall be responsible for their proportionate costs which may be associated with the operation or reworking of the well(s) as to the reversionary interest defined herein. Should the Initial Test Well, its Substitute, or any Subsequent Well(s) drilled on the Farmout Acreage result in a dry hole or be incapable of commercial production, Farmee agrees to promptly plug and abandon such well according to the rules and regulations of the Railroad Commission of Texas.

Limited Operating History: Need for Additional Capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We have limited oil and gas production that has yet to achieve predictable sustained production from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties and fluctuations in oil and gas sales and prices.

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

Results of Operations

June 30, 2002 compared to June 30, 2001

We acquired all of our properties after June 30, 2002. Accordingly, we had no revenues prior thereto.

Our expenses for June 30, 2002 were $25,088 compared with expenses of $71,387 for June 30, 2001.

Our assets on June 30, 2002 were $-0- compared with assets of $10,231 for June 30, 2001.

Our liabilities on June 30, 2002 were $4,190 compared with assets of $770 for June 30, 2001.

Our stockholder's equity on June 30, 2002 was $(14,190) compared with stockholders' equity of $11,271 for June 30, 2001.

The foregoing figures reflect our operations as an exploration state mining company.

June 30, 2003 compared to June 30, 2002

After June 30, 2002, we acquire oil and gas properties described in Item 1 of this Form 10-KSB and began generating revenues as and oil and gas company. As a result of the change in business, there will be significant changes in all of our line items as a direct result of changing business operations from an exploration stage mining company to a development stage oil and gas company.

Our expenses for June 30, 2003 were $22,611,934 compared with expenses of $25,088 for June 30, 2002.

Our assets on June 30, 2003 were $6,466,912 compared with assets of $-0- for June 30, 2002.

Our liabilities on June 30, 2003 were $3,222,196 compared with assets of $4,190 for June 30, 2002.

Our stockholders' equity on June 30, 2003 was $3,244,716 compared with stockholders' equity of $(14,190) or June 30, 2002.

All of the foregoing changes were a direct result of the change in business purpose from mining exploration to oil and gas exploration, development, production and sales.

Financial Condition, Liquidity and Capital Resources

We currently generate approximately $70,000 per month in revenues. Our cost of operations is approximately $159,000. We continue to operate at a loss. In the event we are unable to develop a positive cash flow, we will have to cease operations or sell off sufficient producing properties to begin operating profitably.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company as the Company has not issued any derivative instruments or engaged in any hedging activities as of June 30, 2003.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change in disclosure requirements due to SFAS 148 as adopted by the Company during the year ended June 30, 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective December 31, 2002 with early application encouraged. The Company adopted SFAS during the year ended June 30, 2002 and there has been no impact on the Company's financial position or results of operations from adopting SFAS 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS 145 during the year ended June 30, 2002 and does not believe that the adoption will have a material effect on the financial statements of the Company at June 30, 2003.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 during the year ended June 30, 2002 and during the year ending June 30, 2003, impaired a significant amount of its assets under this standard. See Note 12.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 which did not impact the financial statements of the Company at June 30, 2003.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 did not affect the Company's results of operations in the fiscal years ended June 30, 2002 and 2003, as the Company had no assets with indeterminate lives.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Certified Public Accountants & Business Consultants
 Bank of America Financial Center - 601 W. Riverside, Suite 1940 - Spokane, WA 99201-0611
509-838-5111Fax: 509-838-5114 E-mail: wwpcpas@williams-webster.com

Board of Directors
Palal Mining Corporation
Vancouver, BC
CANADA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's operating losses and significant impairment of oil and gas properties raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 5, 2003

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$8,879	$-
Accounts receivable - affiliates	407,805	-
Advances receivable from affiliates	586,110	-
Accrued oil and gas runs	74,697	-
Prepaid insurance	6,885	-
Employee advances	90	-
Total Current Assets	1,084,466	-

OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	1,939,950	-
Leasehold costs	147,108	-
Wells, related equipment and facilities	2,333,791	-
Intangible drilling costs	1,327,073	-
Less accumulated depreciation, depletion,
amortization and impairment	(569,717)	-
Net Oil and Gas Properties	5,178,205	-

OTHER PROPERTY AND EQUIPMENT
Machinery and equipment	263,109	-
Less accumulated depreciation	(58,883)	-
Total Other Property and Equipment	204,226	-

OTHER ASSETS
Management rights	15	-
Total Other Assets	15	-

TOTAL ASSETS	$6,466,912	$-

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,
	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$74,066	$3,817
Accounts payable - affiliates	802,187	-
Accrued consulting fees - related party	135,000	-
Accrued expenses	134,045	373
Settlements payable	10,750	-
Notes payable - current portion	1,200,000	-
Total Current Liabilities	2,356,048	4,190

LONG-TERM DEBT
Loans payable - related parties	560,801	-
Notes payable - related party	305,347	10,000
Total Long-Term Debt	866,148	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 45,184,310 and
45,448,879 shares issued and outstanding
respectively	451	454
Additional paid-in capital	26,214,782	380,924
Stock options	844,150	-
Accumulated deficit	(23,814,667)	(395,568)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,244,716	(14,190)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$6,466,912	$-

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2003	2002
REVENUES
Oil and gas sales Drilling revenues	$619,271 244,230	$	- -
TOTAL REVENUES	863,501		-
COST OF REVENUES
Drilling costs	148,970		-
GROSS PROFITS FROM DRILLING AND PRODUCTION	714,531		-
EXPENSES

Impairment loss
Executive compensation
Lease operating
Consulting fees
Intangible drilling
General and administrative expense
Legal and accounting
Travel
Dry hole costs
Depreciation, depletion and amortization
Production taxes
Property taxes
Settlement loss
Loss on disposition of capital assets
Stock transfer expenses

	20,407,559 748,975 899,026 300,175 40,298 69,812 296,752 9,913 107,505 353,611 29,516 50,373 10,750 - 2,200		- - - - - 1,393 22,228 - - 246 - - - 1,153 68
TOTAL EXPENSES	23,326,465		25,088
OPERATING LOSS	(22,611,934)		(25,088)
OTHER EXPENSES
Interest and finance expenses	(807,316)		(373)
TOTAL OTHER EXPENSES	(807,316)		(373)
LOSS BEFORE INCOME TAXES	(23,419,250)		(25,461)
INCOME TAXES	-		-
NET LOSS	$(23,419,250)		$(25,461)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.52)	$	nil
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
SHARES OUTSTANDING, BASIC AND DILUTED	44,829,466		45,448,879

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Stock Options	Accumulated Deficit	Total
	Number of Shares	Amount

Balance, June 30, 2001	45,448,879	$454	$380,773	$-	$(369,956)	$11,271

Net loss for the year ending June 30, 2002	-	-	-	-	(25,461)	(25,461)

Balance, June 30, 2002	45,448,879	454	380,924	-	(395,568)	(14,190)

Common stock issued for acquisition of subsidiaries at $0.97 to $1.40 per share	22,885,381	229	23,349,622	-	-	23,349,851

Common stock issued for acquisition of management rights of related entity at par value	1,500,000	15	-	-	-	15

Common stock issued for assignments of working interests and net revenue interests at $1.06 per share	2,338,000	23	2,484,117	-	-	2,484,140

Rescission of common stock by officer at par value	(26,987,950)	(270)	270	-	-	-

Options issued to officers for services	-	-	-	748,975	-	748,975

Options issued to consultant for services	-	-	-	95,175	-	95,175

Net loss for the year ending June 30, 2003	-	-	-	-	(23,419,250)	(23,419,250)

Balance, June 30, 2003	45,184,310	$451	$26,214,933	$844,150	$(23,814,818)	$3,244,716

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended June 30,
	2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(23,419,250)		$(25,461)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation, depletion and amortization
Loss on disposition of capital assets
Impairment loss
Interest and finance cost paid by note payable
Options issued for services
Increase in accounts receivable - affiliates
Decrease in advances receivable from affiliates
Increase in accrued oil and gas runs
Increase in prepaid insurance
Decrease in employee advances
Decrease in deposits
Decrease in accounts payable
Increase in accounts payable - affiliates
Increase in accrued consulting fees - related party
Increase in accrued expenses
Increase in settlement payable

		353,611 - 20,407,559 785,000 844,150 (78,736) 42,399 (39,385) (2,523) 55 - (219,391) 797,462 135,000 116,534 10,750		246 1,153 - - - - - - - - 411 3,817 - - 373 -
Net cash used by operating activities		(266,765)		(19,461)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of wells, related equipment and facilities Purchase of machinery and equipment		(9,231) (14,794)		- -
Net cash used by investing activities		(24,025)		-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party Proceeds from loans payable - related parties Payments to loans payable - related parties		295,347 113,284 (108,962)		- 10,000 (770)
Net cash provided by financing activities		299,669		9,230
Increase (decrease) in cash		8,879		(10,231)
Cash, beginning of period		-		10,231
Cash, end of period		$8,879		$-
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid		$-		$-
Income taxes paid		$-		$-
NON-CASH TRANSACTIONS:

Stock issued for acquisition of subsidiaries
Stock issued for acquisition of management rights
Stock issued for acquisition of working interest and net revenue interest
Stock issued for stock dividend
Stock options issued to officer for services
Impairment loss on oil and gas producing properties
Interest and finance costs paid by note payable
Advance to affiliate paid by note payable

	$ $ $ $ $ $ $ $	23,349,851 15 2,484,140 - 844,150 20,407,559 785,000	$ $ $ $ $ $ $ $	- - - 151 - - - -

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

Texas Brookshire Partners, Inc.
On July 15, 2002, the Company issued 15,376,103 shares of its common stock in exchange for all the common stock of Texas Brookshire Partners, Inc. ("Brookshire"). Common stock issued and outstanding was not affected because of a major shareholder rescinding shares of stock equal in number to the shares of stock issued for this acquisition. This transaction was considered to be with a related party as Brookshire's president is also a shareholder of TexEn. The Company recognized an increase of $8,107,131 in unproved properties due to the value of Texen stock given to non-affiliated shareholders exceeding the carryover basis by that amount. The market value of Texen Oil and Gas, Inc. common stock was $1.40 on July 15, 2002. Non-affiliates represented 77% of these shareholders while affiliates and promoters represented 23% of the shareholders. The nonaffiliated shares represented $16,575,439 at the value of the stock and the affiliated shareholders represented $739,064 at their basis. Liabilities assumed, including accounts payable and payable to related party, totaled $153,988 as of July 15, 2002. Brookshire's major assets consist of a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. This working interest ownership position consists of various interests in 26 wells drilled to date and one water injection well. Brookshire plans additional development before expiration of the leasehold.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Brookshire Drilling Service, L.L.C.
On July 26, 2002, the Company entered into an agreement to acquire all of the outstanding common stock of Brookshire Drilling Service, L.L.C. ("Drilling") in exchange for 1,400,000 shares of the Company's common stock. The transaction was valued at the fair market value of the Company's common stock on the date of acquisition. Drilling's major assets consist of oil and gas drilling equipment and related transportation equipment. Drilling conducts business as a well service provider including, workover units for completed wells.

Yegua, Inc.
On July 22, 2002, the Company issued 373,847 shares of its common stock in exchange for all of the common stock of Yegua, Inc. (hereinafter "Yegua"). This transaction was valued at $486,001, which represents the fair market value of the Company's common stock on the transaction date. Yegua's major asset consists of a 1.95% working interest in the Brookshire Dome Field.

Texas Gohlke Partners, Inc.
On September 18, 2002, the Company purchased Texas Gohlke Partners, Inc. ("Gohlke") in exchange for 4,000,000 shares of TexEn Oil & Gas, Inc.'s restricted common stock. Common stock issued and outstanding was not affected because of a major shareholder rescinding shares of stock equal in number to the shares of stock issued for this acquisition. The transaction is considered to be with a related party as Gohlke's president and principal shareholder is also a shareholder of TexEn. The Company recognized an increase of $456,805 in unproved properties due to the value of TexEn stock given to non-affiliated shareholders exceeding the carryover basis by that amount. The market value of Texen Oil and Gas, Inc. common stock was $0.97 on September 18, 2002. The Company issued 4,000,000 shares of common stock as part of this acquisition. Non-affiliates represented 51% of these shareholders while affiliates and promoters represented 49% of the shareholders. The nonaffiliated shares represented $1,978,800 at the value of the stock and affiliated shareholders represented $459,374 at their basis. Liabilities assumed, including accounts payable totaled $120,000 as of September 18, 2002. Gohlke's major assets consists of a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas. This working interest ownership position consists of various interests in 60 wells, which have been drilled to date. Gohlke plans additional development before expiration of the leasehold.

BWC Minerals, L.L.C.
On February 27, 2003, the Company purchased BWC Minerals, L.L.C. ("BWC") in exchange for 1,735,431 shares of TexEn Oil & Gas, Inc.'s restricted common stock. The transaction was valued at $1,943,582, which represents the fair market value of the Company's common stock on the transaction date. BWC's major asset consists of a 6.15% working interest in the Brookshire Dome Field.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

The Company is considered to have been in the exploration stage from its formation through June 30, 2002. The year ended June 30, 2003 is the first period during which it is considered an operating company.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accrued oil and gas runs, accounts payable, accrued liabilities and loans and notes payable approximate their fair value.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs of mineral properties as incurred.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Split and Stock Dividends
All share and loss per share information has been restated for a stock dividend in 2002 which was treated as a stock split. (See Note 3.)

Compensated Absences
The Company's policy is to recognize the cost of compensated absences when earned by employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Outstanding options were not included in the computation of net loss per share because they would be antidilutive.

Property and Equipment
Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. Depreciation amounted to $319,494 and $246, respectively, for the years ended June 30, 2003 and 2002.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (Continued)
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Capitalized Interest
The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the years ended June 30, 2003 and 2002.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 13.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred an accumulated deficit during exploration stage in the amount of $395,568 for the period of September 2, 1999 (inception) to June 30, 2002 and a net loss in the amount of $23,419,250 during the year ended June 30, 2003. In addition, the Company experienced significant impairment of proved and unproved oil and gas properties and leasehold costs of oil and gas producing properties. These unproved oil and gas properties were acquired by the issuance of common stock as part of the $25,833,991 of acquisitions based upon basis and common stock values when issued during the year ended June 30, 2003. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

Management has plans to seek additional capital through a private placement at market value and public offering of its common stock as well as obtaining additional financing in the form of loans. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect other companies' clean-up experience and data released by

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental Remediation and Compliance (Continued)
the Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. At June 30, 2003, the Company accrued $10,750 for compliance with environmental regulations.

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

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company as the Company has not issued any derivative instruments or engaged in any hedging activities as of June 30, 2003.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change in disclosure requirements due to SFAS 148 as adopted by the Company during the year ended June 30, 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective December 31, 2002 with early application encouraged. The Company adopted SFAS during the year ended June 30, 2002 and there has been no impact on the Company's financial position or results of operations from adopting SFAS 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS 145 during the year ended June 30, 2002 and does not believe that the adoption will have a material effect on the financial statements of the Company at June 30, 2003.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 during the year ended June 30, 2002 and during the year ending June 30, 2003, impaired a significant amount of its assets under this standard. See Note 12.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 which did not impact the financial statements of the Company at June 30, 2003.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 did not affect the Company's results of operations in the fiscal years ended June 30, 2002 and 2003, as the Company had no assets with indeterminate lives.

Revenue Recognition
Oil and gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

Accrued oil and gas runs consist of amounts due as of June 30, 2003, but not collected until July 2003.

NOTE 3 - COMMON STOCK

In May 2002, the Company declared a 50% stock dividend payable on May 29, 2002 to stockholders of record on May 28, 2002. Per share amounts in the accompanying financial statements have been restated for the stock dividend as if it had been a stock split. The Company issued 15,149,629 shares of common stock in payment of this stock dividend on May 29, 2002.

During the year ended June 30, 2003, the Company issued 22,885,381 shares of its common stock for acquisition of its fully owned subsidiaries. In addition, the Company had the following issuances of common stock: 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C.; 588,000 shares of its common stock in exchange for an assignment of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas; 500,000 shares of its common stock in exchange for the conveyance of a 100% working interest with a 75% net revenue interest in and to the leasehold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas; and 1,250,000 shares of its common stock in exchange for a 5% working interest in the Brookshire Dome Field located in Waller County, Texas.

The shares were valued at their fair market value on the date of issuance, except for shares issued to affiliates which were valued at the carryover basis in the assets acquired. (See Note 1.) A major shareholder of the Company rescinded 26,987,950 shares of the Company's common stock in order to prevent dilution of stockholders' interest, from these issuances. The rescission of these shares was recorded at the stock's par value.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") which was made effective June 1, 2002 and calls for monthly consulting fees in the amount of $15,000. Under terms of this agreement, Woodburn's designated consultant provides managerial, administrative and other services as the Company's chief executive officer. Although the consulting agreement had an original length of eighteen months, the agreement was rescinded subsequent to the date of these financial statements in October 2003. See Note 5.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Regulatory Issues
The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. As of June 30, 2003, the Company has accrued $10,750 as a settlement loss for environmental cleanup as assessed by the Texas Railroad Commission. The Company is unaware of any other pending litigation or of past or prospective environmental matters which could impair the value of its properties.

Farmout Agreements
During the year ended June 30, 2003, the Company entered into agreements to commence drilling or reworking of wells in its Brookshire Dome Field, Waller County, Texas, and its Helen Gohlke Field, Victoria County, Texas. The agreements enable the farmee to earn assignments of all rights, title and interest in and to a defined radius around successful wells drilled on the farmout acreage with the Company retaining overriding royalties after payout of initial test wells. Three of these agreements have expired with no further action required.

Consulting Agreements
During the year ended June 30, 2003, the Company appointed Westport Strategic Partners, Inc. ("Westport") as consultant to provide an independent research report written by a qualified certified financial advisor to be distributed to broker dealers, institutions or micro and small-cap funds. The consulting agreement further provides for consultation on shareholder relations, assistance in distribution of an updated current corporate profile and other financial information and to analyze stock movement. This agreement became effective on February 25, 2003 and calls for monthly payments in the amount of $3,500. As of June 30, 2003, the Company has paid $14,000 related to this agreement.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements
In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") effective June 1, 2002 which calls for monthly consulting fees in the amount of $15,000. Under terms of this agreement, Woodburn's designated consultant provides managerial, administrative and other services as the Company's chief executive officer. The consulting agreement is effective for eighteen months. See Note 4. In the attached financial statements, the Company has recorded $135,000 as accrued consulting fees - related party at June 30, 2003.

Leases
The Company has a lease on office space requiring payments of $5,584 every six months, which is accounted for as an operating lease.

NOTE 6 - NOTES PAYABLE

At June 30, 2003 and 2002, the Company's notes payable consisted of the following:

	2003	2002
Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 10%, due on February 14, 2004	$155,347	$10,000

Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 10%, dated September 17, 2002, due on September 17, 2004.	150,000	-

Mathon Fund I, LLC, secured by deed of trust on real property and personal guarantee, finance charges in the amount of $785,000 included in principal, original agreements dated January 31, 2003 and February 7, 2003, extended on April 28, 2003, due on August 15, 2003, delinquent.	1,200,000	-

Total	1,505,347	10,000

Less current portion of notes payable	1,200,000	-

Total long term portion	$305,347	$10,000

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 7 - MANAGEMENT RIGHTS

On August 10, 2002, the Company issued 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C., a Texas limited liability company, which is owned by a shareholder of the Company. A second Company shareholder, who is the manager of Sanka L.L.C., rescinded 1,500,000 shares of his common stock, at par value, upon completion of this transaction. The Company accounted for this transaction by using the par value of the Company's common stock. During the year ended June 30, 2003, Sanka, L.L.C. acquired Chief Operating Company ("Chief") and Tiger Operating Company ("Tiger") as wholly owned subsidiaries. Chief and Tiger are the operators of the oil and gas properties held by the Company and its wholly owned subsidiaries.

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

Brookshire Dome Field
During the year ended June 30, 2003, the Company acquired a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas through acquisition of Texas Brookshire Partners, Inc. as a wholly owned subsidiary. The Company also acquired an additional 5% working interest ownership in this field through the issuance of 1,250,000 shares of its common stock, and another 8.70% working interest ownership in this field through the acquisition of BWC Minerals, L.L.C. as a wholly owned subsidiary. As of June 30, 2003, the Company has effectively acquired a total working interest of 91.45% in this field. (See Note 3.) This working interest ownership position consists of 26 wells drilled to date and one water injection well.

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
June 30, 2003

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

Reserves attributable to certain oil and gas discoveries are not considered proved as of June 30, 2003 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

TexEn and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

The Company had no proved developed and undeveloped reserves for the year ended June 30, 2002. The changes in proved developed and undeveloped reserves for the year ended June 30, 2003 were as follows:

	Petroleum Liquids (barrels) United States	Natural Gas (cubic feet) United States
Reserves at July 1, 2002 Purchases Revisions of previous estimates Sales	- 506,543 (348,950) (18,316)	- 409,501 (135,684) (25,711)
Reserves at June 30, 2003	139,299	248,116

The Company had no capitalized costs relating to oil and gas producing activities at June 30, 2002. The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of June 30, 2003 were as follows:

June 30, 2003

Proved properties	$1,939,950
Leasehold costs	147,108
Wells, related equipment and facilities	2,333,791
Intangible drilling costs	1,327,073
Accumulated depreciation, depletion and amortization	(569,717)
Total capitalized costs	$5,178,205

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

The Company had no capitalized and expensed costs incurred in oil and gas-producing activities during the year ended June 30, 2002. Costs, both capitalized and expensed, incurred in oil and gas-producing activities during the year ended June 30, 2003 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

June 30, 2003

Property acquisition costs:
Proved properties	$745,969
Unproved properties	1,456,229
Exploration costs	147,803
Development costs	-
Total expenditures	$2,350,071

The Company had no results of operations for oil and gas producing activities for the year ended June 30, 2002. Results of operations for oil and gas producing activities (including operating overhead) for the year ended June 30, 2003 were as follows:

Revenues	$619,271

Exploration expenses	147,803
Production and property taxes	79,889
Depreciation, depletion and amortization	328,284
Other operating expenses	899,026
Settlement loss	10,750
Impairment loss	20,407,559
Loss before income taxes	(21,254,040)
Income tax expense	-
Loss on operations from oil and gas producing activities	$(21,254,040)

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at June 30, 2003 was as follows:

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)
Future cash flows	$3,600,000
Future development and production costs	(1,200,000)
Future income tax expense	(350,000)
Future net cash flows	2,050,000
10% annual discount	(1,300,000)
Standardized measure of discounted future net cash flows	$750,000

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

NOTE 10 - CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily two affiliated customers and these receivables are not collateralized. At June 30, 2003, the Company's accounts receivable from these customers totaled $407,805.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 11 - STOCK OPTIONS

In April 2003, the Company adopted the 2003 Nonqualified Stock Option Plan of Texen Oil & Gas, Inc. (the "Plan") under which 5,000,000 shares of common stock are available for issuance with respect to awards granted to officers, directors, management and other employees of the Company and/or its subsidiaries.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the year ended June 30, 2003: dividend yield of zero percent; expected volatility of one hundred and fifty eight percent; risk-free interest rate of four percent. The weighted average fair value at date of grant for options granted to an officer in the year ended June 30, 2003 was $0.65 per option. The weighted average fair value at date of grant for options granted to an officer and a consultant for the year ended June 30, 2003 was $0.38 per option. The Company had no options during the year ended June 30, 2002. Compensation cost charged to operations was $844,150 during the year ended June 30, 2003.

Following is a summary of the status of these performance-based options during the year ended June 30, 2003:

	Number of Shares	Weighted Average Exercise Price per share

Outstanding at June 30, 2002	-	$-
Granted	1,500,000	0.10
Exercised, expired or forfeited	-	-
Outstanding at June 30, 2003	1,500,000	$0.10
Options exercisable at June 30, 2003	1,500,000	$0.10
Weighted average fair value of options granted during the year ended June 30, 2003	$0.56

Exercise Date	Number of Shares	Weighted Average Exercise Price per Share
On or before April 1, 2006	1,000,000	$0.10

On or before May 27, 2006	500,000	$0.10

Totals	1,500,000	$0.10

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 11 - STOCK OPTIONS (Continued)

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's existing stock option plans as of June 30, 2003.

Exercise Prices	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price
$0.10	1,000,000	$0.10	2.75	1,000,000	$0.10
$0.10	500,000	$0.10	3.00	500,000	$0.10
	1,500,000	$0.10	2.83	1,500,000	$0.10

NOTE 12 - IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Corporation recorded an impairment loss on its oil and gas proved and unproved properties and its leasehold costs of oil and gas producing properties. The engineering reports on the oil and gas properties indicated that the undiscounted future cash flows from these properties would be less than the carrying value of the long-lived assets. The engineer reports also indicated that net leasehold acreage did not support the value carried by the Company. Accordingly, on June 30, 2003, the Company recognized an asset impairment loss of $20,407,559 ($0.46 per share). This loss is the difference between the carrying value of the oil and gas properties and the fair value of these properties based on discounted estimated future cash flows.

NOTE 13 - INCOME TAXES

At June 30, 2003 and 2002, the Company had net deferred tax assets of approximately $778,000 and $18,000, calculated at projected income tax rates of 34% and 15%, respectively. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at June 30, 2003 and 2002. The significant components of the deferred tax assets at June 30, 2003 and 2002 are as follows:

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 13 - INCOME TAXES (Continued)
	June 30, 2003	June 30, 2002
Net operating loss carryforward before adjustments	$23,541,000	$122,000
Less:
Stock options issued under an unqualified plan	(844,150)	-
Impairment of assets	(20,407,559)	-
Effective net operating loss carryforward	2,289,291	122,000
Expected tax rate	34%	15%
Deferred tax asset	778,000	18,000
Deferred tax asset valuation allowance	(778,000)	(18,000)
Deferred tax asset after valuation allowance	$-	$-

At June 30, 2003 and 2002, the Company has net operating loss carryforwards of approximately $2,289,291 and $122,000, respectively, which expire in the years 2020 through 2023. The net operating loss carryforwards could be limited due to a change in ownership. The Company recognized approximately $844,150 for stock options and $20,407,559 in asset impairment during 2003, which were not deductible for tax purposes and are not deductible in the above calculation of the deferred tax asset.

NOTE 14 - SUBSEQUENT EVENTS

Officers and Directors
During May 2003, the Company appointed a new president and secretary. These newly appointed officers were to serve as members of the Company's Board of Directors until re-election at the next annual shareholders' meeting but for a minimum period of one year. Subsequent to these financial statements, in October 2003, these officers resigned and a new officer was appointed.

Stock Options
Subsequent to the date of these financial statements, outstanding and exercisable stock options were exercised for 1,000,000 shares of the Company's common stock at $0.10. The options were exercised in payment of accrued consulting fees. Furthermore 250,000 options for shares of common stock were cancelled as of October 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

The directors and officers, their ages and positions held as of November 11, 2003 are listed below. Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name	Position Held
Tatiana Golovina	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors

The following describes the business experience during the past five years of our directors and executive officers, including for each director, other directorships held in reporting companies. There are no family relationships among any of the persons listed.

Tatiana Golovina has been our secretary and director since October 8, 2003 and our president, chief executive officer, treasurer and chief financial officer since November 11, 2003. During the last five years, Ms. Golvina has not been employed.

On June 26, 2003, John F. Templeton resigned as a member of the board of directors and was removed as president. At the time Dr. Templeton resigned he stated that our filings with the SEC were not accurate. Dr. Templeton never advised us of the nature of the inaccuracies either verbally or in writing.

On November 10, 2003, Donald Beckman resigned as an officer and director. At the time of resignation, Mr. Beckman was paid $8,000 for services rendered.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Ms. Goloviana is delinquent in filing her Form 3 and multiple Form 4s. Mr. Beckham did not file a Form 3 which was due upon his appointment as an officer and director on October 15, 2003. Mr. Beckman has since resigned as an officer and director.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Tatiana Golovina President, CEO, Secretary, Treasurer, CFO and Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Donald Beckham President, CEO, Treasurer, CFO and Director (resigned)	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Robert M. Baker President, CEO, Treasurer, CFO and Director (resigned)	2003 2002 2001	15,000 0 0	0 0 0	0 0 0	0 0 0	1,000,000 0 0	0 0 0	0 0 0

Kjeld Werbes Secretary & Director (resigned)	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

John F. Templin President (terminated as President, resigned as Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Hugh Grenfal, Jr. President & Director (resigned)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Sergei Stetsenko Secretary & Director (resigned)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Harry Gamble IV President & Director (resigned)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Paul Lemmon Secretary & Director (resigned)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2003 Incentive Stock Option Plan. Under this Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 5,000,000 shares in the plan. 1,000,000 shares have been issued as a result of the exercise of options. 4,000,000 shares remain in the plan.

Option Grants to Officers and Directors During the Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date

Robert M. Baker [1]	1,000,000	66.66%	$0.10	April 27, 2006
Kjeld Werbes	250,000	16.67%	$0.10	April 27, 2006
John F. Templin II [2]	250,000	16.67%	$0.10	April 27, 2006

[1] Mr. Baker exercised his options. The exercise price was offset against money owed to Mr. Baker.

[2] Mr. Templin's options were cancelled in October 2003 when he resigned as a director.

Aggregated option/SAR Exercised by Officers and Directors in Last Fiscal Year and FY-End Option/SAR Values
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercised (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Bob Baker	1,000,000	Unknown	0	0	$0	$0
Kjeld Werbes	0	0	250,000	0	$100,000	$0

Future Compensation of Our Officers

For the fiscal year ending June 30, 2004, we intend to pay Tatiana Golovina, our president, chief executive officer, secretary, treasurer and chief financial officer a base salary of $120,000. We have not determined if options will be granted to her in the fiscal year ending June 30, 2004.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure other than our 2003 Incentive/or Nonqualified Stock Option Plan.

Compensation of Directors

We do not have any plans to pay our directors any money. We do intend to grant our directors options for serving on our board of directors. For fiscal year ending June 30, 2003, we have not determined the compensation that we may grant our directors.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 6, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all directors and officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of owner and Address of Beneficial Owner	Number of Shares	Position	Percentage of Ownership
Tatiana Golovina [1] 181 Kensington High Street London W86SH United Kingdom	17,927,714	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	38.82%
All officers and directors as a group (One person)	17,927,714		38.82%
Sanka Ltd. d/b/a [2] Sanka Exploration Company 7700 San Felipe Suite 500 Houston, Texas 77063	5,415,664		11.73%

[1] Tatiana Golovina acquired her shares of common stock from Harry P. Gamble IV a former officer and director in a private securities transaction.

[2] Sanka Ltd. is owned and controlled by Tatiana Golovina, a director.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 1999, we issued a total of 5,000,000 shares of restricted common stock to Hugh Grenfal and Sergei Stetsenko, our officers and directors. This was accounted for as a compensation expense of $273,586 and advances and reimbursement expenses of $1,414.

Mr. Grenfal, advanced loans to us in the total sum of $770, which was used for organizational and start-up costs and operating capital. The loans did not bear interest and have been repaid as of the date hereof.

On April 20, 2001, we declared a stock dividend of four shares for each one shares outstanding thereby, increasing the number of shares owned by Messrs Grenfal and Stetsenko to 12,500,000 each.

From inception until February 2002, our offices were leased from Callinan Mines Limited on a month to month basis and the monthly rental was determined by usage. Mr. Grenfal is a director of Callinan Mines Ltd.

On February 8, 2002, Hugh Grenfal, Jr. and Sergei Stetsenko transferred 25,000,000 shares of common stock which they owned to Harry P. Gamble IV in consideration of $100,000.00. The foregoing 25,000,000 shares of common stock constituted all of the shares owned by Messrs Grenfal and Stetsenko.

On July 11, 2002, we issued 15,376,103 restricted shares of common stock to the shareholders of Texas Brookshire Partners, Inc in exchange for 777.50 shares of common stock of Texas Brookshire Partners, Inc., a Texas corporation. This transaction is evidenced by a Share Exchange Agreement dated as of June 24, 2002. The 777.50 shares of Texas Brookshire Partners, Inc. constituted 100% of the total outstanding shares of Texas Brookshire Partners, Inc.

On September 12, 2002, we issued 500,000 restricted shares of common stock to Sanka Ltd. in exchange for an assignment of a 100% working interest with a 75%, net revenue interest in and to approximately 40 gross leasehold acres and 40 net leasehold acres which contains the Trull Heirs # 1 well.

On September 12, 2002, we issued 373,847 restricted shares of common stock to the shareholders of Yegua, Inc. in exchange for 10,000 shares of Yegua, Inc. common stock which represents a 1.95% working interest with various net revenue interests in and to approximately 1,440 gross leasehold acres and 550 net leasehold acres in the Brookshire Salt Dome Field of Waller County, Texas.

On September 12, 2002, we issued 1,400,000 restricted shares of common stock to Tatiana Golovina in exchange for a 100% of the ownership, membership and management of Brookshire Drilling Service, LLC, a Texas Limited Liability Company. This transaction is evidenced by a Stock Subscription Agreement dated as of July 26, 2002.

On September 12, 2002, we issued 4,000,000 restricted shares of common stock to the shareholders of Texas Gohlke Partners, Inc. in exchange for 1,000 shares of common stock of Texas Gohlke Partners, Inc., a Texas corporation. The 1,000 shares of Texas Gohlke Partners, Inc. constituted 100% of the total outstanding shares of Texas Gohlke Partners, Inc.

On September 12, 2002, we issued 1,500,000 restricted shares of common stock to Sanka, LLC, a Texas Limited Liability Corporation in exchange for a 100% of the management of Sanka, LLC. This transaction is evidenced by a Stock Subscription Agreement dated as of August 10, 2002. Sanka is controlled by Tatiana Golovina, our sole director.

On September 12, 2002, Mr. Harry P. Gamble IV returned 7,773,847 shares of our common stock to us which was cancelled.

On September 23, 2002, we issued 580,000 restricted shares of common stock to Sanka, Ltd. in exchange for an assignment of a 98% working interest with a 75% net revenue interest in and to approximately 255.21 gross and net leasehold acres in Concho County, Texas, which contains two (2) shut-in oil wells and one (1) saltwater disposal well.

On September 23, 2002, Harry P. Gamble, IV returned 580,000 shares of our common stock to us.

On February 13, 2003, we entered into a written an employment contract with our president, Robert Baker. The employment agreement is retroactively effective to June 1, 2002. Because Mr. Baker is a citizen of Canada, in order to make the contract most advantageous to him and us, the employment contract was entered into as a Consulting Agreement and the parties were us and Woodburn Holdings Ltd., ("Woodburn") a corporation owned and controlled entirely by Mr. Baker.

In 2002 and 2003, Tatiana Golovina lent us approximately $315,347 for our operations.

Under the terms of the Consulting Agreement, we will: (1) pay Woodburn $15,000 per month from June 1, 2002; (2) an option to acquire 1,000,000 shares of common stock at an exercise price of $0.10 per share pursuant to a nonqualified incentive stock option plan to be filed on Form S-8 with the SEC; reimburse Woodburn for mileage accumulated on its motor vehicle; and, (4) reimburse Woodburn for out-of-pocket expenses incurred by it.

In addition, we are obligated to pay to Woodburn, severance compensation for 12 months from the date of termination.

Our subsidiary corporation, Texas Brookshire Partners, Inc. ("Farmor") entered into two farmout agreements with Texas Energy Exploration II, LLC. ("Farmee") dated June 30, 2003, wherein Farmee agreed to commence drilling or reworking operations within 45 days from the foregoing date on 11 acres of land and 15 acres of land located in Waller County, Texas. Under the terms of the farmouts, if Farmee is successful in its operations, it will have earned from Farmor an assignment of all of Farmor's right, title and interest in and to a 2 acre square around those wells drilled on the Farmout Acreage, with a depth limitation of 100' below the deepest producing well. Said assignment will reserve to Farmor an overriding royalty of 12.5% of 8/8ths, proportionately reduced in the event leases covering the Farmout Acreage cover less than 100% of the mineral estate hereunder, of all oil and/or gas produced and saved from the Farmout Acreage until payout. After payout of the initial test well, Farmor's retained overriding royalty interest will immediately increase to 20% of 8/8ths of all oil and/or gas produced and saved from the Farmout Acreage, same to be proportionately reduced in the event the leases covering the Farmout Acreage cover less than 100% of the mineral estate thereunder. For purposes of this Agreement, payout is defined as the day following the day when the value of net production from the initial test well (total production after deducting the Lessor's royalty and all presently existing, outstanding overriding royalty which is herein represented to be as of the date of this agreement no more than Thirty Percent (30%) between Lessor's royalty and other burdened overriding royalty of record), including any applicable production or severance taxes, shall equal the actual cost of drilling, testing, completing, equipping and operating the initial test well, including title opinions, paid by Farmee, to develop said acreage as a prudent operator. In the event that a portion of Farmors title fails, the overriding Royalty described herein, shall be reduced proportionally. Should the initial test well drilled on the farmout acreage result in a dry hole or be incapable of "Commercial Production," Farmee agrees to promptly plug and abandon such well according to the rules and regulations of the Railroad Commission of Texas. "Commercial Production" is herein defined as production revenue generated from the initial test well being greater then operating expenses on a month by month basis.

Our subsidiary corporation, Texas Gohlke Partners, Inc. ("Farmor") entered into one farmout agreement with Estrella Drilling Fund L.P. ("Farmee") dated March 1, 2003, wherein Farmee agreed to commence drilling or reworking operations within 60 days from the foregoing date on certain acreage located in Victoria and Dewitt counties, Texas. Under the terms of the farmout, in the event of commercially successful operations by Farmee, it will have earned from Farmor the right to an assignment of all of Farmor's right, title and interest in and to the Farmout Acreage subject to a depth limitation of 100 feet below the deepest producing formation. Said assignment shall deliver to Farmee a Seventy Percent (70%) net revenue interest in and to the Farmout Acreage. Upon payout of the Initial Test Well, its Substitute, or any Subsequent Well(s), Farmor shall revert to a Twenty-Five Percent (25%) working interest owner in the well with no additional burdens or encumbrances being placed on Farmor's reversionary interest after payout by the Farmee. "Payout," for purposes of this Agreement, shall be defined as that point in time where the cumulative amount of production revenue attributable to Farmee's working interest in the Initial Test Well, its Substitute, or any Subsequent Well(s) drilled on the Farmout Acreage, after deducting Lessor's royalty; all existing overriding royalty and other burdens of record; production, severance and any other taxes, shall equal one hundred percent (100%) of the total cost of the drilling, completing, equipping, operating and producing of the Initial Test Well, its Substitute, or any Subsequent Well(s), including title opinions, consulting fees, or other expenses paid by the Farmee to develop the Farmout Acreage as a prudent operator. Once payout is achieved on a well by well basis, Farmor shall be responsible for their proportionate costs which may be associated with the operation or reworking of the well(s) as to the reversionary interest defined herein. Should the Initial Test Well, its Substitute, or any Subsequent Well(s) drilled on the Farmout Acreage result in a dry hole or be incapable of commercial production, Farmee agrees to promptly plug and abandon such well according to the rules and regulations of the Railroad Commission of Texas.

We ("Farmor") entered into one farmout agreement with Estrella Drilling Fund L.P. ("Farmee") dated March 1, 2003, wherein Farmee agreed to commence drilling or reworking operations within 60 days from the foregoing date on certain acreage located in Calhoun County, Texas. Under the terms of the farmout, in the event of commercially successful operations by Farmee, it will have earned from Farmor the right to an assignment of all of Farmor's right, title and interest in and to the Farmout Acreage subject to a depth limitation of 100 feet below the deepest producing formation. Said assignment shall deliver to Farmee a Seventy Percent (70%) net revenue interest in and to the Farmout Acreage. Upon payout of the Initial Test Well, its Substitute, or any Subsequent Well(s), Farmor shall revert to a Twenty-Five Percent (25%) working interest owner in the well with no additional burdens or encumbrances being placed on Farmor's reversionary interest after payout by the Farmee. "Payout," for purposes of this Agreement, shall be defined as that point in time where the cumulative amount of production revenue attributable to Farmee's working interest in the Initial Test Well, its Substitute, or any Subsequent Well(s) drilled on the Farmout Acreage, after deducting Lessor's royalty; all existing overriding royalty and other burdens of record; production, severance and any other taxes, shall equal one hundred percent (100%) of the total cost of the drilling, completing, equipping, operating and producing of the Initial Test Well, its Substitute, or any Subsequent Well(s), including title opinions, consulting fees, or other expenses paid by the Farmee to develop the Farmout Acreage as a prudent operator. Once payout is achieved on a well by well basis, Farmor shall be responsible for their proportionate costs which may be associated with the operation or reworking of the well(s) as to the reversionary interest defined herein. Should the Initial Test Well, its Substitute, or any Subsequent Well(s) drilled on the Farmout Acreage result in a dry hole or be incapable of commercial production, Farmee agrees to promptly plug and abandon such well according to the rules and regulations of the Railroad Commission of Texas.

ITEM 13. Reports on Form 8-K and Exhibits

Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2003:

On April 21, 2003, we filed a Form 8-K reporting the following events:

1. Our subsidiary corporation, Texas Brookshire Partners, Inc. ("Farmor") entered into two farmout agreements with Texas Energy Exploration II, LLC. ("Farmee") dated March 31, 2003, wherein Farmee agreed to commence drilling or reworking operations within 45 days from the foregoing date on eleven acres of land and fifteen acres of land located in Waller County, Texas. Under the terms of the farmouts, if Farmee is successful in its operations, it will have earned from Farmor an assignment of all of Farmor's right, title and interest in and to a two acre square around those wells drilled on the farmout acreage, with a depth limitation of 100 feet below the deepest producing well. Said assignment will reserve to Farmor an overriding royalty of 12.5% of 8/8ths, proportionately reduced in the event leases covering the farmout acreage cover less than 100% of the mineral estate hereunder, of all oil and/or gas produced and saved from the farmout acreage until payout. After payout of the initial test well, Farmor's retained overriding royalty interest will immediately increase to 20% of 8/8ths of all oil and/or gas produced and saved from the farmout acreage, same to be proportionately reduced in the event the leases covering the farmout acreage cover less than 100% of the mineral estate thereunder. For purposes of the agreement, payout was defined as the day following the day when the value of net production from the initial test well (total production after deducting the lessor's royalty and all presently existing, outstanding overriding royalty which is herein represented to be as of the date of this agreement no more than thirty percent (30%) between lessor's royalty and other burdened overriding royalty of record), including any applicable production or severance taxes, shall equal the actual cost of drilling, testing, completing, equipping and operating the initial test well, including title opinions, paid by Farmee, to develop said acreage as a prudent operator. In the event that a portion of Farmors title fails, the overriding royalty described herein, shall be reduced proportionally. Should the initial test well drilled on the farmout acreage result in a dry hole or be incapable of "Commercial Production," Farmee agrees to promptly plug and abandon such well according to the rules and regulations of the Railroad Commission of Texas. "Commercial Production" is herein defined as production revenue generated from the initial test well being greater then operating expenses on a month by month basis.

2. Our subsidiary corporation, Texas Gohlke Partners, Inc. ("Farmor") entered into one farmout agreement with Estrella Drilling Fund L.P. ("Farmee") dated March 1, 2003, wherein Farmee agreed to commence drilling or reworking operations within sixty days from the foregoing date on certain acreage located in Victoria and Dewitt counties, Texas. Under the terms of the farmout, in the event of commercially successful operations by Farmee, it will have earned from Farmor the right to an assignment of all of Farmor's right, title and interest in and to the farmout acreage subject to a depth limitation of 100 feet below the deepest producing formation. Said assignment shall deliver to Farmee a seventy percent (70%) net revenue interest in and to the farmout acreage. Upon payout of the initial test well, its substitute, or any subsequent well(s), Farmor shall revert to a twenty-five percent (25%) working interest owner in the well with no additional burdens or encumbrances being placed on Farmor's reversionary interest after payout by the Farmee. "Payout," for purposes of the agreement, were defined as that point in time where the cumulative amount of production revenue attributable to Farmee's working interest in the initial test well, its substitute, or any subsequent well(s) drilled on the farmout acreage, after deducting lessor's royalty; all existing overriding royalty and other burdens of record; production, severance and any other taxes, shall equal one hundred percent (100%) of the total cost of the drilling, completing, equipping, operating and producing of the initial test well, its substitute, or any subsequent well(s), including title opinions, consulting fees, or other expenses paid by the Farmee to develop the farmout acreage as a prudent operator. Once payout is achieved on a well by well basis, Farmor shall be responsible for their proportionate costs which may be associated with the operation or reworking of the well(s) as to the reversionary interest defined herein. Should the initial test well, its substitute, or any subsequent well(s) drilled on the farmout acreage result in a dry hole or be incapable of commercial production, Farmee agrees to promptly plug and abandon such well according to the rules and regulations of the Railroad Commission of Texas.

3. We ("Farmor") entered into one farmout agreement with Estrella Drilling Fund L.P. ("Farmee") dated March 1, 2003, wherein Farmee agreed to commence drilling or reworking operations within 60 days from the foregoing date on certain acreage located in Calhoun County, Texas. Under the terms of the farmout, in the event of commercially successful operations by Farmee, it will have earned from Farmor the right to an assignment of all of Farmor's right, title and interest in and to the farmout acreage subject to a depth limitation of 100 feet below the deepest producing formation. Said assignment shall deliver to Farmee a seventy percent (70%) net revenue interest in and to the farmout acreage. Upon payout of the initial test well, its substitute, or any subsequent well(s), Farmor shall revert to a twenty-five percent (25%) working interest owner in the well with no additional burdens or encumbrances being placed on Farmor's reversionary interest after payout by the Farmee. "Payout," for purposes of the agreement, were defined as that point in time where the cumulative amount of production revenue attributable to Farmee's working interest in the initial test well, its substitute, or any subsequent well(s) drilled on the farmout acreage, after deducting lessor's royalty; all existing overriding royalty and other burdens of record; production, severance and any other taxes, shall equal one hundred percent (100%) of the total cost of the drilling, completing, equipping, operating and producing of the initial test well, its substitute, or any subsequent well(s), including title opinions, consulting fees, or other expenses paid by the Farmee to develop the farmout acreage as a prudent operator. Once payout is achieved on a well by well basis, Farmor shall be responsible for their proportionate costs which may be associated with the operation or reworking of the well(s) as to the reversionary interest defined herein. Should the initial test well, its substitute, or any subsequent well(s) drilled on the farmout acreage result in a dry hole or be incapable of commercial production, Farmee agrees to promptly plug and abandon such well according to the rules and regulations of the Railroad Commission of Texas.

4. On February 25, 2003, we entered into a consulting agreement with Westport Strategic Partners, Inc. wherein Westport agreed to provide services related to research, shareholder relations, public relations, and stock analysis, among others. The term of the agreement is three months from the date aforesaid and may be renewed by the parties. The consideration for the agreement is $3,500 per month.

On May 16, 2003, we filed a Form 8-K reporting the following events:

We announced the appointment of John F. Templin, Ph.D. and Kjeld Werbes to our board of directors; Dr. Templin as our president; and, Mr. Werbes as our secretary. Robert Baker would continue as our chief executive officer.

On July 9, 2003, we filed a Form 8-K reporting the following events:

We announced signing a marketing contract with Mercom Capital Group.

On August 12, 2003, we filed a Form 8-K reporting the following events:

We announced that our Trull Heirs Lease and Ellis Lease expired.

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94631 on January 13, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate.

The following Exhibits are incorporated herein by reference from our Form 8-K Registration Statement filed with the Securities and Exchange Commission, on February 22, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

99.2	Stock Purchase Agreement

The following Exhibits are incorporated herein by reference from our Form 8-K Registration Statement filed with the Securities and Exchange Commission, on May 17, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

3.3	Amended to the Articles of Incorporation

The following Exhibits are incorporated herein by reference from our Form 8-K Registration Statement filed with the Securities and Exchange Commission, on July 26, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

10.1	Share Exchange Agreement

The following Exhibits are incorporated herein by reference from our Form 8-K Registration Statement filed with the Securities and Exchange Commission, on September 17, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

10.2 10.3 10.4 10.5 10.6 10.7

Stock Purchase Agreement and Assignment of Interest from Sanka, LTD. (Trull Heirs #1 Well)
Stock Subscription Agreement from Yegua, Inc.
Stock Subscription Agreement - Brookshire Drilling Service LLC
Share Exchange Agreement - Texas Gohlke Partners, Inc.
Stock Subscription Agreement - Sanka LLC
Assignment of Oil - Sanka Exploration Company

The following Exhibits are incorporated herein by reference from our Form 8-K Registration Statement filed with the Securities and Exchange Commission, on October 4, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

10.8 10.9	Stock Subscription Agreement - Sanka Ltd. Assignment of Oil - Sanka Exploration Company

The following Exhibits are incorporated herein by reference from our Form 8-K Registration Statement filed with the Securities and Exchange Commission, on October 4, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

3.4 3.5 3.6 3.7	Articles of Incorporation of Texas Brookshire Partners, Inc. Bylaws of Texas Brookshire Partners Articles of Incorporation of Texas Gohlke Partners, Inc. Bylaws of Texas Gohlke Partners, Inc.

The following Exhibits are incorporated herein by reference from our Form S-8 Registration Statement filed with the Securities and Exchange Commission, on April 11, 2003, SEC file no. 333-104482. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

10.1	2003 Nonqualified Stock Option Plan.

The following Exhibits are incorporated herein by reference from our Form 8-K Registration Statement filed with the Securities and Exchange Commission, on April 21, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

10.1	Farmout Agreement between Texas Brookshire Partners, Inc. and Texas Energy Exploration II, LLC.
10.2	Farmout Agreement between Texas Brookshire Partners, Inc. and Texas Energy Exploration II, LLC.
10.3	Farmout Agreement between Texas Gohlke Partners, Inc. and Estrella Drilling Fund, L.P.
10.4	Farmount Agreement between Texan Oil & Gas, Inc. and Estrella Drilling Fund, L.P.
10.5	Consulting Agreement between Texen Oil & Gas, Inc. Westport Strategic Partners, Inc.

The following Exhibits are incorporated herein by reference from our Form 8-K Registration Statement filed with the Securities and Exchange Commission, on July 9, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

10.1	Marketing Contract

The following exhibits are filed with this report:

14.1	Code of Ethics
23.1	Consent of Williams & Webster, P.S. Certified Public Accountants.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 2002	115,856 12,563	Williams & Webster, P.S. Williams & Webster, P.S.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 2002	115,856 12,563	Williams & Webster, P.S. Williams & Webster, P.S.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 2002	-0- -0-	Williams & Webster, P.S. Williams & Webster, P.S.

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 2002	-0- -0-	Williams & Webster, P.S. Williams & Webster, P.S.

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November, 2003.

TEXEN OIL & GAS, INC. (Registrant)

BY:	/s/ Tatiana Golovina
Tatiana Golovina, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Tatiana Golovina Tatiana Golovina	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, and sole member of the Board of Directors	November 12, 2003