Form 10QSB
period 2003-09-30
TEXEN OIL & GAS INC
filed 2003-11-26
CIK 1102944

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission File Number 000-33193

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

PART I.

Item 1. Financial Statements

Board of Directors
TexEn Oil & Gas, Inc.
West Vancouver, B.C.
Canada

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended June 30, 2003 were audited by us and we expressed an unqualified opinion on them in our report dated November 5, 2003, but we have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 19, 2003

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	June 30, 2003
ASSETS
CURRENT ASSETS
Cash	$3,765	$8,879
Accounts receivable - affiliates	490,089	407,805
Advances receivable from affiliates	582,156	586,110
Accrued oil and gas runs	41,632	74,697
Prepaid insurance	4,958	6,885
Employee advances	2,590	90
Total Current Assets	1,125,190	1,084,446

OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	1,939,950	1,939,950
Leasehold costs	145,263	147,108
Wells, related equipment and facilities	2,337,929	2,333,791
Intangible drilling costs	1,131,337	1,327,073
Less accumulated depreciation, depletion,
and amortization	(724,823)	(569,717)
Net Oil and Gas Properties	4,829,656	5,178,205

OTHER PROPERTY AND EQUIPMENT
Machinery and equipment	251,861	263,109
Less accumulated depreciation	(65,578)	(58,883)
Total Other Property and Equipment	186,283	204,226

OTHER ASSETS
Management rights	15	15
Total Other Assets	15	15

TOTAL ASSETS	$6,141,144	$6,466,912

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	June 30, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$121,481	$74,066
Accounts payable - affiliates	950,904	802,187
Accrued consulting fees - related party	5,000	135,000
Accrued expenses	78,070	111,561
Accrued interest - related party	57,016	22,484
Settlements payable	-	10,750
Advances from affiliates	38,373	-
Loan payable - related party	1,200,000	-
Notes payable - current portion	-	1,200,000
Total Current Liabilities	2,450,844	2,356,048

LONG-TERM DEBT
Loans payable - related parties	655,199	560,801
Notes payable - related party	305,347	305,347
Total Long-Term Debt	960,546	866,148

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 46,184,310 and 45,184,310
shares issued and outstanding	461	451
Additional paid-in capital	26,968,572	26,214,782
Stock options	190,350	844,150
Accumulated deficit	(24,429,629)	(23,814,667)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,729,754	3,244,716

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$6,141,144	$6,466,912

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
REVENUES
Oil and gas sales	$124,513	$79,262
Drilling revenues	114,127	26,518
TOTAL REVENUES	238,640	105,780
COST OF REVENUES
Drilling costs	55,229	16,289
GROSS PROFITS FROM DRILLING
AND PRODUCTION	183,411	89,491
EXPENSES
Lease operating	195,202	116,999
Depreciation, depletion and amortization	161,800	50,002
Consulting	55,000	-
Production taxes	5,861	3,614
Intangible drilling costs	-	8,150
Dry hole costs	253,648	407
Legal and accounting	64,424	55,373
Oil and gas leases	1,845	-
General and administrative	25,807	6,390
TOTAL EXPENSES	763,587	240,935
OPERATING LOSS	(580,176)	(151,444)
OTHER EXPENSES
Interest expense	(34,786)	(326)
LOSS BEFORE INCOME TAXES	(614,962)	(151,770)
INCOME TAXES	-	-
NET LOSS	$(614,962)	$(151,770)
NET LOSS PER COMMON SHARE, BASIC
AND DILUTED	$(0.01)	$ nil
WEIGHTED AVERAGE NUMBER OF COMMON
STOCK SHARES OUTSTANDING, BASIC
AND DILUTED	45,271,267	45,448,879

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Stock Options	Accumulated Deficit	Total
	Number of Shares	Amount

Balance, June 30, 2002	45,448,879	$454	$380,773	$-	$(395,417)	$(14,190)

Common stock issued for
acquisition of subsidiaries
at $0.97 to $1.40 per share	22,885,381	229	23,349,622	-	-	23,349,851

Common stock issued for
acquisition of management
rights of related entity
at par value	1,500,000	15	-	-	-	15

Common stock issued for
assignments of working
interests and net revenue
interests at $1.06 per share	2,338,000	23	2,484,117	-	-	2,484,140

Rescission of common stock
by officer at par value	(26,987,950)	(270)	270	-	-	-

Options issued to officers for
services	-	-	-	748,975	-	748,975

Options issued to consultant
for services	-	-	-	95,175	-	95,175

Net loss for the year ending
June 30, 2003	-	-	-	-	(23,419,250)	(23,419,250)

Balance, June 30, 2003	45,184,310	451	26,214,782	844,150	(23,814,667)	3,244,716

Common stock issued for
exercise of options and
accrued consulting to
officer at $0.10 per share	1,000,000	10	753,790	(653,800)	-	100,000

Net loss for the quarter ended
September 30, 2003
(Unaudited)	-	-	-	-	(614,962)	(587,857)

Balance, September 30, 2003
(Unaudited)	46,184,310	$461	$26,968,572	$190,350	$(24,429,629)	$2,756,859

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(614,962)	$(151,770)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	161,800	50,002
Common stock issued for accrued consulting fees	100,000	-
Increase in accounts receivable - affiliates	(82,284)	(7,206)
Decrease in advances receivable - affiliates	3,954	-
Decrease in accrued oil and gas runs	33,065	1,308
Decrease in prepaid insurance	1,927	1,538
Increase employee advances	(2,500)	(100)
Decrease in leasehold costs	1,845	-
Decrease in intangible drilling costs	195,736	-
Increase in accounts payable	47,415	8,856
Increase in accounts payable - affiliates	148,718	94,798
Decrease in accrued consulting - related party	(130,000)	-
Increase (decrease) in accrued expenses	(33,491)	(15,446)
Increase in accrued interest - related party	34,532	22,112
Decrease in settlements payable	(10,750)	-
Increase in advances from affiliates	38,373	-
Net cash provided (used) by operating activities	(106,622)	1,092
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of wells, related equipment and facilities	(4,138)	-
Insurance proceeds for equipment	11,248	-
Net cash used by investing activities	7,110	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related party	94,398	-
Payments to related party payable	-	(633)
Net cash used by financing activities	94,398	-
Net increase (decrease) in cash	(5,114)	459
Cash, beginning of period	8,879	-
Cash, end of period	$3,765	$459

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC. (Formerly Palal Mining Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for acquisition of subsidiaries	$-	$21,406,269
Stock issued for acquisition of management rights	$-	$15
Stock issued for acquisition of working interests and
net revenue interests	$-	$1,121,640
Stock issued for accrued consulting fees - related party	$100,000	$-
Loan payable - related party for payment of delinquent note payable	$1,200,000	$-

See accompanying independent accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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
September 30, 2003

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

September 30, 2003

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

The Company is considered to have been in the exploration stage from its formation through June 30, 2002. The year ended June 30, 2003 was the first period during which it is considered an operating company.

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
September 30, 2003

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

Property and Equipment
Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. Depreciation amounted to $82,118 and $45,552, respectively, for the periods ended September 30, 2003 and 2002.

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
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (Continued)
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2003 and June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Capitalized Interest
The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the periods ended September 30, 2003 and 2002.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

As shown in the accompanying financial statements, the Company incurred an accumulated deficit during exploration stage in the amount of $395,568 for the period of September 2, 1999 (inception) to June 30, 2002 and a net loss in the amount of $587,740 during the three months ended September 30, 2003. In addition, the Company experienced significant impairment of proved and unproved oil and gas properties and leasehold costs of oil and gas producing properties. These unproved oil and gas properties were acquired by the issuance of common stock as part of the $25,833,991 of acquisitions based upon basis and common stock values when issued during the year ended June 30, 2003. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect other companies' clean-up experience and data released by

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental Remediation and Compliance (Continued)
the Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. At June 30, 2003, the Company accrued $10,750 for compliance with environmental regulations, which was paid during the three months ended September 30, 2003.

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

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there is no impact on the adoption of this statement, due to the fact that the Company does not have this type of financial instrument in their financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company as the Company has not issued any derivative instruments or engaged in any hedging activities as of September 30, 2003 or June 30, 2003.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS 145 during the year ended June 30, 2002 and the adoption does not have a material effect on the financial statements of the Company at September 30, 2003.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 during the year ended June 30, 2002 and during the year ending June 30, 2003, impaired a significant amount of its assets under this standard. See Note 12. At September 30, 2003, management determined that there was no further impairment to the assets of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 which did not impact the financial statements of the Company at September 30, 2003.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 did not affect the Company's results of operations in the three months ended September 30, 2003 and the fiscal year ended June 30, 2003, as the Company had no assets with indeterminate lives.

Revenue Recognition
Oil and gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

Accrued oil and gas runs consist of amounts due as of September 30, 2003 and June 30, 2003, but not collected until October 2003 and July 2003.

NOTE 3 - COMMON STOCK

During the three months ended September 30, 2003, a former officer, to whom options with a fair market value of $653,800 had been previously issued, exercised the options and purchased 1,000,000 shares of common stock. The exercise price of the stock of $100,000 was exchanged for accrued consulting fees due to this former officer.

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
September 30, 2003

NOTE 4 - RELATED PARTIES

Three stockholders of the Company have advanced monies to the Company for operating expenses. These advances are uncollateralized and recorded as long-term debt, bearing no interest and having no specific due date.

During the three months ended September 30, 2003, the Company converted its past due note with Mathon Fund, LLC in the amount of $1,200,000 to a loan payable to a related party. See Note 6.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Regulatory Issues
The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. As of June 30, 2003, the Company accrued $10,750 as a settlement loss for environmental cleanup as assessed by the Texas Railroad Commission. This amount was paid during the three months ended September 30, 2003. The Company is unaware of any other pending litigation or of past or prospective environmental matters which could impair the value of its properties.

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

Consulting Agreements
During the year ended June 30, 2003, the Company appointed Westport Strategic Partners, Inc. ("Westport") as consultant to provide an independent research report written by a qualified certified financial advisor to be distributed to broker dealers, institutions or micro and small-cap funds. The consulting agreement further provides for consultation on shareholder relations, assistance in distribution of an updated current corporate profile and other financial information and to analyze stock movement. This agreement became effective on February 25, 2003 and calls for monthly payments in the amount of $3,500. As of September 30, 2003 and June 30, 2003, the Company has paid $14,000 related to this agreement.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements
In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") effective June 1, 2002 which calls for monthly consulting fees in the amount of $15,000. Under terms of this agreement, Woodburn's designated consultant provides managerial, administrative and other services as the Company's chief executive officer. The consulting agreement is effective for eighteen months. See Note 4. In the attached financial statements, the Company has recorded $5,000 and $135,000 as accrued consulting fees - related party at September 30, 2003 and June 30, 2003, respectively. This agreement was subsequently terminated during October 2003.

Leases
The Company has a lease on office space requiring payments of $5,584 every six months, which is accounted for as an operating lease.

NOTE 6 - NOTES AND LOANS PAYABLE

At September 30, 2003 and June 30, 2003 the Company's notes and loans payable consisted of the following:

	September 30, 2003	June 30, 2003
Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 10%, due on February 14, 2004	$155,347	$155,347

Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 10%, dated September 17, 2002, due on September 17, 2004.	150,000	150,000

Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 18%, dated August 15, 2003, due on demand.	1,200,000	-

Mathon Fund I, LLC, secured by deed of trust on real property and personal guarantee, finance charges in the amount of $785,000 included in principal, original agreements dated January 31, 2003 and February 7, 2003, extended on April 28, 2003, due on August 15, 2003, delinquent.	-	1,200,000

Total - carried forward	1,505,347	1,505,347

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 6 - NOTES AND LOANS PAYABLE (Continued)
	September 30, 2003	June 30, 2003

Total - brought forward	1,505,347	1,505,347

Less current portion of notes and loans payable	1,200,000	1,200,000

Total long term portion	$305,347	$305,347

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

Brookshire Dome Field
During the year ended June 30, 2003, the Company acquired a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas through acquisition of Texas Brookshire Partners, Inc. as a wholly owned subsidiary. The Company also acquired an additional 5% working interest ownership in this field through the issuance of 1,250,000 shares of its common stock, and another 8.70% working interest ownership in this field through the acquisition of BWC Minerals, L.L.C. as a wholly owned subsidiary. As of September 30, 2003, the Company has effectively acquired a total working interest of 91.45% in this field. (See Note 3.) This working interest ownership position consists of 26 wells drilled to date and one water injection well.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 8 - OIL AND GAS PROPERTIES (Continued)

Brookshire Dome Field (Continued)
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

Helen Gohlke Field
During the year ended June 30, 2003, the Company acquired a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas through acquisition of Texas Gohlke Partners, Inc. as a wholly owned subsidiary. This field comprises approximately 4,800 gross and net leasehold acres which are located under nine different oil, gas and mineral leases in Victoria and DeWitt Counties, Texas. Over 60 wells have been drilled in this field, with 7 wells currently producing. Gohlke intends to drill and develop seismic leads from this field within the next few months.

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
September 30, 2003

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

TexEn and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

The changes in proved developed and undeveloped reserves for the quarter ended September 30, 2003 and the year ended June 30, 2003 were as follows:

	Petroleum Liquids (barrels) United States	Natural Gas (cubic feet) United States
Reserves at July 1, 2002 Purchases Revisions of previous estimates Sales	- 506,543 (348,950) (18,316)	- 409,501 (35,684) (25,711)
Reserves at June 30, 2003	139,299	248,116
Reserves at July 1, 2003 Purchases Sales	139,299 - (3,562)	248,116 - (5,721)
Reserves at September 30, 2003	135,737	242,395

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of September 30, 2003 and June 30, 2003 were as follows:

	September 30, 2003	June 30, 2003

Proved properties	$1,939,950	$1,939,950
Leasehold costs	145,263	147,108
Wells, related equipment and facilities	2,337,929	2,333,791
Intangible drilling costs	1,131,337	1,327,073
Accumulated depreciation, depletion and amortization	(724,823)	(569,717)
Total capitalized costs	$4,829,656	$5,178,205

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

Costs, both capitalized and expensed, incurred in oil and gas-producing activities during the quarters ended September 30, 2003 and 2002 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

	September 30, 2003	September 30, 2002

Property acquisition costs:
Proved properties	$-	$122,314
Unproved properties	-	-
Exploration costs	253,648	-
Development costs	-	-
Total expenditures	$253,648	$122,314

Results of operations for oil and gas producing activities (including operating overhead) for the quarters ended September 30, 2003 and 2002 were as follows:

	September 30, 2003	September 30, 2002
Revenues	$124,513	$79,262

Exploration expenses	253,648	-
Production and property taxes	5,861	3,614
Depreciation, depletion and amortization	155,105	50,002
Other operating expenses	195,202	116,999
Oil and gas leases	1,845	-
Loss before income taxes	(487,148)	(91,353)
Income tax expense	-	-
Loss on operations from oil and gas producing activities	$(487,148)	$(91,353)

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at September 30, 2003 was as follows:

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

NOTE 10 - CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily two affiliated customers and these receivables are not collateralized. At September 30, 2003 and June 30, 2003, the Company's accounts receivable from these customers totaled $490,089 and $407,805, respectively.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

Following is a summary of the status of these performance-based options during the year ended June 30, 2003 and the quarter ended September 30, 2003:

	Number of Shares	Weighted Average Exercise Price per share

Outstanding at June 30, 2002	-	$-
Granted	1,500,000	0.10
Exercised, expired or forfeited	-	-
Outstanding at June 30, 2003	1,500,000	$0.10
Options exercisable at June 30, 2003	1,500,000	$0.10
Weighted average fair value of options granted during the year ended June 30, 2003	$0.56

Outstanding at June 30, 2003	1,500,000	$0.10
Granted	-	-
Exercised	(1,000,000)	0.10
Expired or forfeited	-	-
Outstanding at September 30, 2003	500,000	$0.10
Options exercisable at September 30, 2003	500,000	$0.10

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 11 - STOCK OPTIONS (Continued)

Exercise Date	Number of Shares	Weighted Average Exercise Price per Share

On or before May 27, 2006	500,000	$0.10

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's existing stock option plans as of September 30, 2003.

Exercise Prices	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price

$0.10	500,000	$0.10	2.75	500,000	$0.10

NOTE 12 - IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Corporation recorded an impairment loss on its oil and gas proved and unproved properties and its leasehold costs of oil and gas producing properties. The engineering reports on the oil and gas properties indicated that the undiscounted future cash flows from these properties would be less than the carrying value of the long-lived assets. The engineer reports also indicated that net leasehold acreage did not support the value carried by the Company. Accordingly, during the year ended June 30, 2003, the Company recognized an asset impairment loss of $20,407,559 ($0.46 per share). This loss was the difference between the carrying value of the oil and gas properties and the fair value of these properties based on discounted estimated future cash flows.

NOTE 13 - INCOME TAXES

At September 30, 2003 and June 30, 2003, the Company had net deferred tax assets of approximately $978,000 and $778,000, calculated at projected income tax rates of 34%. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at June 30, 2003 and 2002. The significant components of the deferred tax assets at June 30, 2003 and 2002 are as follows:

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 13 - INCOME TAXES (Continued)

	September 30, 2003	June 30, 2003

Net operating loss carryforward before adjustments	$2,877,441	$23,541,000

Less:

Stock options issued under an unqualified plan	-	(844,150)

Impairment of assets	-	(20,407,559)

Effective net operating loss carryforward	2,877,441	2,289,291

Expected tax rate	34%	34%

Deferred tax asset	978,000	778,000

Deferred tax asset valuation allowance	(978,000)	(778,000)

Deferred tax asset after valuation allowance	$-	$-

At September 30, 2003 and June 30, 2003 and 2002, the Company has net operating loss carryforwards of approximately $2,877,441 and $2,289,291, respectively, which expire in the years 2020 through 2024. The net operating loss carryforwards could be limited due to a change in ownership. The Company recognized approximately $844,150 for stock options and $20,407,559 in asset impairment during the year ended June 30, 2003, which were not deductible for tax purposes and are not deductible in the above calculation of the deferred tax asset.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 14 - SUBSEQUENT EVENTS (Continued)

Stock Options
Subsequent to the date of these financial statements, 250,000 options for shares of common stock were cancelled as of October 31, 2003.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results from Operations

Overview

Our source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. The level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of fluctuations in price and production levels.

Oil and Gas

Operating statics for oil and gas production for the periods presented are as follows:

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002
Production:
Oil (bbls)	3,562	3,543
Gas (mcf)	5,721	5,972
Average Sales Price:
Oil (per bbl)	28.10	18.50
Gas (per mcf)	4.28	2.30

Operating Margins
Revenue
Oil	100,066	65,540
Gas	24,447	13,722
Drilling	114,127	26,518
Total Revenue	238,640	105,780
Costs
Drilling Costs	55,229	16,289
Lifting Costs	195,202	116,999
Production Taxes	5,861	3,614
Operating Margin	(17,652)	(31,122)
Operating Margin Percent	(0.07)	(0.29)
Change in Revenue Attributable to:
Drilling	87,608
Production	-0-
Price	45,252
Total Increase In Revenue	132,860

Comparison of Oil and Gas Production for the Three Months Ended September 30, 2003 & September 30, 2002.

Oil production increased by 19bbls for the three months ended September 30, 2003, when compared to the same period in 2002 primarily because of subsidiary acquisitions.

Comparison of Oil and Gas Revenue for the Three Months Ended September 30, 2003 & September 30, 2002.

Oil and gas revenue for the three months ended September 30, 2003, when compared to the same period in 2002, increased by $45,252 as a result of increase in price of the oil and gas sold.

Comparison of Drilling Revenue for the Three Months Ended September 30, 2003 & 2002.

Drilling revenue for the three months ended September 30, 2003, when compared to the same period in 2002, increased by $87,609 as a result of increase workover and related roustabout work attributable to Dachshund and Mitchell leases.

Well Completions and Significant Recompletions for the Three Months Ended September 30, 2002.

There were no exploratory wells.

We did not participate in the drilling of any wells during the first quarter ending September 30, 2003.

We did no recompleted any wells in this quarter.

Comparison of Production Costs for the Three Months Ended September 30, 2003 & September 30, 2002.

Lifting costs increased by $78,303 during the three months ended September 30, 2003 when compared to the same period in 2002. This was a direct result of increased working interest acquired after the September 30, 2002 period.

Production taxes increased by $2,247 during the three months ended September 30, 2003 when compared to the same period in 2002. This was a result of increase in production revenues.

Dry hole costs were $253,648 for the quarter ending September 30, 2003 compared to $407 for the same period in 2002. This was a result of costs attributable to the Mitchell lease including write-off of capitalized intangible drilling costs of $195,736.

As a result, our operating loss for the period ending September 30, 2003 was $580,176 compared to $151,444 for the same period in 2002.

Lease Operating

Lease operating expense increased to $195,202 for the period ending September 30, 2003 from $116,999 during the same period in 2002. This was a result of additional operating costs attributable to the Mitchell lease.

General and Administrative

General and administrative expenses increased to $25,807 for the period ending September 30, 2003 from $6,390 during the same period in 2002. This was a result of fees and expenses paid to third parties.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased to $161,800 for the period ending September 30, 2003 from $50,002 during the same period in 2002. This was a result of increased depletion, depreciation and amortization of costs attributable to underlying acquisitions.

Interest Expense

Our interest expense increased to $34,786 for the first quarter ending September 30, 2003 compared to $326 for the same period in 2002. This was as a result of increase in notes payable at September 30, 2002.

The value placed on our assets including the unexplored potential of the oil and gas assets has been adjusted downwards during the current fiscal year based on a reserve evaluation which will be commissioned and prepared.

Exploration Outlook

We expect to continue with the development of our current asset portfolio and we will be seeking new opportunities during the current fiscal year.

Financial Condition, Liquidity and Capital Resources

Our cash at September 30, 2003 was $3,765 compared to $8,879 for the same period last year. Our current assets at September 30, 2003 were $1,125,190 compared to $373,681 for the same period last year. Our current liabilities were $2,450,844 at September 30, 2003 compared to $419,478. Our working capital deficit at September 30, 2003 was $1,325,654 compared to $45,797 for the same time last year. We currently generate approximately $70,000 per month in revenues. Our cost of operations is approximately $159,000. We continue to operate at a loss. In the event we are unable to develop a positive cash flow, we will have to cease operations or sell off sufficient producing properties to begin operating profitably.

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

ITEM 3.       CONTROLS AND PROCEDURES

At September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description

	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)       Reports on Form 8-K

We filed the following reports on Form 8-K during the three months ended September 30, 2003:

On July 9, 2003, we reported that we signed a marketing agreement with Mercom Capital Group.

On August 12, 2003, we reported that the Trull Heirs Lease and the Ellis Lease have expired.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of November, 2003.

TEXEN OIL & GAS, INC. (Registrant)
BY:	/s/ Tatiana Golovina
Tatiana Golovina, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.