Form 10QSB
period 2003-12-31
TEXEN OIL & GAS INC
filed 2004-02-23
CIK 1102944

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended DECEMBER 31, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number 000-33193

TEXEN OIL & GAS INC. (Exact name of small business issuer as specified in its charter)

Nevada	88-0435904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I.

Item 1. Financial Statements

Board of Directors
TexEn Oil & Gas, Inc.
West Vancouver, B.C.
Canada

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the six months ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 16, 2004

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	June 30,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash	$7,604	$8,879
Accounts receivable - affiliates	465,222	407,805
Advances receivable from affiliates	805,980	586,110
Accrued oil and gas runs	32,532	74,697
Prepaid insurance	3,032	6,885
Employee advances	1,940	90
Total Current Assets	1,316,310	1,084,466
OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	1,939,834	1,939,950
Leasehold costs	145,264	147,108
Wells, related equipment and facilities	2,337,930	2,333,791
Intangible drilling costs	1,131,337	1,327,073
Less accumulated depreciation, depletion,
amortization and impairment	(864,145)	(569,717)
Net Oil and Gas Properties	4,690,220	5,178,205
OTHER PROPERTY AND EQUIPMENT
Machinery and equipment	251,861	263,109
Less accumulated depreciation	(72,273)	(58,883)
Total Other Property and Equipment	179,588	204,226
OTHER ASSETS
Management rights	15	15
Total Other Assets	15	15
TOTAL ASSETS	$6,186,133	$6,466,912

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2003	June 30,
	(Unaudited)	2003
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$87,976	$74,066
Accounts payable - related party	1,012,098	802,187
Accrued consulting fees - related party	5,000	135,000
Accrued expenses	69,732	111,561
Accrued interest - related party	118,771	22,484
Settlements payable	-	10,750
Advances from affliliates	322,323	-
Notes payable- current portion	1,200,000	1,200,000
Total Current Liabilities	2,815,900	2,356,048
LONG-TERM DEBT
Loans payable - related party	698,608	560,801
Notes payable - related party	289,988	305,347
Total Long-Term Debt	988,596	866,148
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 47,934,310 and
45,184,310 shares issued and outstanding
respectively	479	451
Additional paid-in capital	27,511,229	26,214,782
Stock options	240,175	844,150
Accumulated deficit	(25,370,246)	(23,814,667)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,381,637	3,244,716
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$6,186,133	$6,466,912

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Oil and gas sales net of production taxes	$78,780	$92,317	$197,432	$167,965
Drilling revenues	30,595	30,063	144,722	56,581
TOTAL REVENUES	109,375	122,380	342,154	224,546
COST OF REVENUES
Drilling costs	45,161	30,486	100,390	46,775
GROSS PROFITS FROM DRILLING
AND PRODUCTION	64,214	91,894	241,764	177,771
EXPENSES
Abandoned leasehold	-	-	1,845	-
Impairment of loan	-	-	(5,509)	-
Lease operating	129,534	231,187	324,737	348,186
Intangible drilling	-	7,367	-	15,517
General and administrative expense	40,850	18,368	71,904	24,758
Legal and accounting	24,056	105,125	88,480	160,498
Travel	-	854	313	854
Consulting	592,500	-	647,500	-
Dry hole costs	9,871	10	263,516	417
Depreciation, depletion and amortization	146,016	107,720	307,817	157,722
Stock transfer expenses	25	2,065	90	2,065
TOTAL EXPENSES	942,852	472,696	1,700,693	710,017
OPERATING LOSS	(878,638)	(380,802)	(1,458,929)	(532,246)
OTHER EXPENSES
Interest expense	(61,863)	(3,382)	(96,650)	(3,708)
LOSS BEFORE INCOME TAXES	(940,501)	(384,184)	(1,555,579)	(535,954)
INCOME TAXES	-	-	-	-
NET LOSS	$(940,501)	$(384,184)	$(1,555,579)	$(535,954)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	46,203,754	44,549,422	45,737,510	44,999,151

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional
	Number		Paid-in	Stock	Accumulated
	of Shares	Amount	Capital	Options	Deficit	Total
Balance, June 30, 2002	45,448,879	$454	$380,773	$-	$(395,417)	$(14,190)

Common stock issued for
acquisition of subsidiaries
at $0.97 to $1.40 per share	22,885,381	229	23,349,622	-	-	23,349,851

Common stock issued for
acquisition of management
rights of related entity
at par value	1,500,000	15	-	-	-	15

Common stock issued for
assignments of working
interests and net revenue
interests at $1.06 per share	2,338,000	23	2,484,117	-	-	2,484,140

Rescission of common stock
by officer at par value	(26,987,950)	(270)	270	-	-	-

Options issued to officers for
services	-	-	-	748,975	-	748,975

Options issued to consultant
for services	-	-	-	95,175	-	95,175

Net loss for the year ending
June 30, 2003	-	-	-	-	(23,419,250)	(23,419,250)

Balance, June 30, 2003	45,184,310	451	26,214,782	844,150	(23,814,667)	3,244,716

Issuance of common stock as follows:
for exercise of options and
accrued consulting to
officer at $0.10 per share	1,000,000	10	753,790	(653,800)	-	100,000

for exercise of options for
consulting at an average
of $0.27 per share	1,750,000	18	447,482	-	-	447,500

Issuance of options for
consulting fees	-	-	-	145,000	-	145,000

Recession of options granted
to officer for services	-	-	95,175	(95,175)	-	-

Net loss for the six months
ended December 31, 2003	-	-	-	-	(1,555,579)	(1,555,579)

Balance, December 31, 2003
(Unaudited)	47,934,310	$479	$27,511,229	$240,175	$(25,370,246)	$2,381,637

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	December 31,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,555,579)	$(535,954)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock issued for consulting fees	547,500	-
Options issued for consulting fees	145,000	-
Dry hole costs	197,696
Depreciation, depletion and amortization	307,817	157,722
Decrease (increase) in:
Accounts receivable - affiliates	(57,417)	(12,164)
Advances receivable - affiliates	(219,870)	(135,435)
Accrued oil and gas runs	42,165	(14,383)
Prepaid insurance	3,853	(2,140)
Employee advances	(1,850)	10
(Decrease) increase in:
Accounts payable	13,910	212,116
Accounts payable - affiliates	209,911	181,782
Accrued consulting - related party	(130,000)	-
Accrued expenses	(41,829)	6,944
Accrued interest - related party	96,287	3,538
Net cash used by operating activities	(442,406)	(137,964)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of wells, related equipment and facilities	(4,139)	-
Insurance proceeds for equipment	11,248	-
Net cash used by investing activities	7,109	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from affiliates	322,323	-
Settlements payable	(10,750)	-
Proceeds from loan payable - related party	137,808	129,988
Proceeds from related party payable	(15,359)	10,000
Payments to related party payable	-	(633)
Net cash provided (used) by financing activities	434,022	139,355
Net increase (decrease) in cash	(1,275)	1,391
CASH, beginning of period	8,879	-
CASH, end of period	$7,604	$1,391
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS:
Stock issued for acquisition of subsidiaries	$-	$27,127,176
Stock issued for acquisition of management rights	$-	$1,500,000
Stock issued for acquisition of working interest
and net revenue interest	$-	$2,484,140
Stock issued for consulting fees	$547,500	$-
Options issued for consulting fees	$145,000	$-
Loan payable - related party for payment of
delinquent note payable	$1,200,000	$-

See accompanying accountant's review report and interim notes to the financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

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

Texas Brookshire Partners, Inc.
On July 15, 2002, the Company issued 15,376,103 shares of its common stock in exchange for all the common stock of Texas Brookshire Partners, Inc. ("Brookshire"). Common stock issued and outstanding was not affected because of a major shareholder rescinding shares of stock equal in number to the shares of stock issued for this acquisition. This transaction was considered to be with a related party as Brookshire's president is also a shareholder of TexEn. The Company recognized an increase of $8,107,131 in unproved properties due to the value of TexEn stock given to non-affiliated shareholders exceeding the carryover basis by that amount. The market value of TexEn Oil and Gas, Inc. common stock was $1.40 on July 15, 2002. Non-affiliates represented 77% of these shareholders while affiliates and promoters represented 23% of the shareholders. The nonaffiliated shares represented $16,575,439 at the value of the stock and the affiliated shareholders represented $739,064 at their basis. Liabilities assumed, including accounts payable and payable to related party, totaled $153,988 as of July 15, 2002. Brookshire's major assets consist of a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. This working interest ownership position consists of various interests in 26 wells drilled to date and one water injection well. Brookshire plans additional development before expiration of the leasehold. As of June 30, 2003, the Company impaired assets acquired in this transaction as described in Note 12.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

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

Yegua, Inc.
On July 22, 2002, the Company issued 373,847 shares of its common stock in exchange for all of the common stock of Yegua, Inc. (hereinafter "Yegua"). This transaction was valued at $486,001, which represents the fair market value of the Company's common stock on the transaction date. Yegua's major asset consists of a 1.95% working interest in the Brookshire Dome Field. As of June 30, 2003, the Company impaired assets acquired in this transaction as described in Note 12.

Texas Gohlke Partners, Inc.
On September 18, 2002, the Company purchased Texas Gohlke Partners, Inc. ("Gohlke") in exchange for 4,000,000 shares of TexEn Oil & Gas, Inc.'s restricted common stock. Common stock issued and outstanding was not affected because of a major shareholder rescinding shares of stock equal in number to the shares of stock issued for this acquisition. The transaction is considered to be with a related party as Gohlke's president and principal shareholder is also a shareholder of TexEn. The Company recognized an increase of $456,805 in unproved properties due to the value of TexEn stock given to non-affiliated shareholders exceeding the carryover basis by that amount. The market value of TexEn Oil & Gas, Inc. common stock was $0.97 on September 18, 2002. The Company issued 4,000,000 shares of common stock as part of this acquisition. Non-affiliates represented 51% of these shareholders while affiliates and promoters represented 49% of the shareholders. The nonaffiliated shares represented $1,978,800 at the value of the stock and affiliated shareholders represented $459,374 at their basis. Liabilities assumed, including accounts payable totaled $120,000 as of September 18, 2002. Gohlke's major assets consists of a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas. This working interest ownership position consists of various interests in 60 wells, which have been drilled to date. Gohlke plans additional development before expiration of the leasehold. As of June 30, 2003, the Company impaired assets acquired in this transaction as described in Note 12.

BWC Minerals, L.L.C.
On February 27, 2003, the Company purchased BWC Minerals, L.L.C. ("BWC") in exchange for 1,735,431 shares of TexEn Oil & Gas, Inc.'s restricted common stock. The transaction was valued at $1,943,582, which represents the fair market value of the Company's common stock on

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BWC Minerals, L.L.C. (continued)
the transaction date. BWC's major asset consists of a 6.15% working interest in the Brookshire Dome Field. As of June 30, 2003, the Company impaired assets acquired in this transaction as described in Note 12.

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

The Company was considered to have been in the exploration stage from its formation through June 30, 2002. The year ended June 30, 2003 was the first period during which it is considered an operating company.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accrued oil and gas runs, accounts payable, accrued liabilities and loans and notes payable approximate their fair value.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs of mineral properties as incurred.

Stock Split and Stock Dividends
All share and loss per share information has been restated for a stock dividend in 2002 which was treated as a stock split. See Note 3.

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

Property and Equipment
Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. Depreciation amounted to $164,237 and $45,552, respectively, for the periods ended December 31, 2003 and 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 during the year ended June 30, 2002 and during the year ending June 30, 2003, impaired a significant

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment (continued)
amount of its assets under this standard. See Note 12. At December 31, 2003, management determined that there was no further impairment to the assets of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 which did not impact the financial statements of the Company at December 31, 2003.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At December 31, 2003 and June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

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

Capitalized Interest
The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the periods ended December 31, 2003 and 2002.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 13.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has negative working capital and has sustained losses since inception. In addition, the Company has experienced significant impairment of proved and unproved oil and gas properties and leasehold costs of oil and gas producing properties. These unproved oil and gas properties were acquired by the issuance of common stock as part of the $25,833,991 of acquisitions based upon basis and common stock values when issued during the year ended June 30, 2003. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. At June 30, 2003, the Company accrued $10,750 for compliance with environmental regulations, which was paid during the six months ended December 31, 2003.

Recoveries are evaluated separately from the liability and when recovery is assured the Company records and reports an asset separately from the associated liability.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation
The financial statements include those of TexEn Oil & Gas, Inc., Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Brookshire Drilling Services, L.L.C., Yegua, Inc., and BWC Minerals, L.L.C. All significant inter-company accounts and transactions have been eliminated.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, the Company determined that there was no impact to the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not impacted the financial position or results of operations of the Company.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)
Accrued oil and gas runs consist of amounts due as of December 31, 2003 and June 30, 2003, but not collected until January 2004 and July 2003, respectively.

NOTE 3 - COMMON STOCK

Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement effective for financial statements for fiscal years ending after December 15, 2002, are not expected to impact the Company's financial statements. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly, there is no change in disclosure requirements due to SFAS No. 148.

During the six months ended December 31, 2003, a former officer, to whom options with a fair market value of $653,800 had been previously issued, exercised the options and purchased 1,000,000 shares of common stock. The exercise price of the stock of $100,000 was exchanged for accrued consulting fees due to this former officer. In addition, the Company issued 1,750,000 shares of common stock from exercised options for $592,500 in consulting fees.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

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

During the six months ended December 31, 2003, the Company converted its past due note with Mathon Fund, LLC in the amount of $1,200,000 to a loan payable to a related party. See Note 6.

In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") which was made effective June 1, 2002 and calls for monthly consulting fees in the amount of $15,000. Under terms of this agreement, Woodburn's designated consultant provides managerial, administrative and other services as the Company's chief executive officer. Although the consulting agreement had an original length of eighteen months, the agreement was rescinded in October 2003. In December 2003, Woodburn entered into a new agreement to advise the Company in its oil and gas operations. The agreement is for a period of one year, with successive six-month renewable terms by mutual agreement of the parties. Options to purchase 250,000 shares of common stock were given as compensation and exercised. See Note 11.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Regulatory Issues
The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. As of June 30, 2003, the Company accrued $10,750 as a settlement loss for environmental cleanup as assessed by the Texas Railroad Commission. This amount was paid during the six months ended December 31, 2003. The Company is unaware of any other pending litigation or of past or prospective environmental matters which could impair the value of its properties.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements
During the six months ended December 31, 2003, the Company entered into a consulting agreement with Pinnacle Research and Consulting Group Ltd. ("Pinnacle") to provide consulting services for oil and gas operations. This agreement became effective December 18, 2003 and options to acquire 500,000 shares of common stock were given as compensation and exercised. See Note 11.

During the six months ended December 31, 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") to provide consulting services for oil and gas operations. This agreement became effective December 12, 2003 and options to acquire 250,000 shares of common stock were given as compensation and exercised. See Note 11.

During the year ended June 30, 2003, the Company appointed Westport Strategic Partners, Inc. ("Westport") as a consultant to provide an independent research report written by a qualified certified financial advisor to be distributed to broker dealers, institutions or micro and small-cap funds. The consulting agreement further provides for consultation on shareholder relations, assistance in distribution of an updated current corporate profile and other financial information and to analyze stock movement. This agreement became effective on February 25, 2003 and calls for monthly payments in the amount of $3,500. As of December 31, 2003 and June 30, 2003, the Company has paid $14,000 related to this agreement.

In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") effective June 1, 2002 which calls for monthly consulting fees in the amount of $15,000. Under terms of this agreement, Woodburn's designated consultant provides managerial, administrative and other services as the Company's chief executive officer. The consulting agreement is effective for eighteen months. See Note 4. In the attached financial statements, the Company has recorded $5,000 and $135,000 as accrued consulting fees - related party at December 31, 2003 and June 30, 2003, respectively. This agreement was terminated during October 2003.

Leases
The Company has a lease on office space requiring payments of $5,584 every six months, which is accounted for as an operating lease.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 6 - NOTES PAYABLE

At December 31, 2003 and June 30, 2003 the Company's notes payable consisted of the following:

	December 31, 2003	June 30, 2003
Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 10%, due on February 14, 2004	$139,988	$155,347
Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 10%, dated September 17, 2002, due on September 17, 2004	150,000	150,000
Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 18%, dated August 15, 2003, due on demand	1,200,000	-
Mathon Fund I, LLC, secured by deed of trust on real property and personal guarantee, finance charges in the amount of $785,000 included in principal, original agreements dated January 31, 2003 and February 7, 2003, extended on April 28, 2003, due on August 15, 2003, delinquent	-	1,200,000
Total	$1,489,988	$1,505,347
Less current portion of notes payable	1,200,000	1,200,000
Total long term portion	$289,988	$305,347

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

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

Brookshire Dome Field
During the year ended June 30, 2003, the Company acquired a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas through acquisition of Texas Brookshire Partners, Inc. as a wholly owned subsidiary. The Company also acquired an additional 5% working interest ownership in this field through the issuance of 1,250,000 shares of its common stock, and another 8.70% working interest ownership in this field through the acquisition of BWC Minerals, L.L.C. as a wholly owned subsidiary. As of December 31, 2003, the Company has effectively acquired a total working interest of 91.45% in this field. (See Note 3.) This working interest ownership position consists of 26 wells drilled to date and one water injection well.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

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

TexEn and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

The changes in proved developed and undeveloped reserves for the quarter ended December 31, 2003 and the year ended June 30, 2003 were as follows:

	Petroleum Liquids (barrels) United States	Natural Gas (MCF) United States
Reserves at July 1, 2002	-	-
Purchases	506,543	409,501
Revisions of previous estimates	(348,950)	(135,684)
Sales	(18,316)	(25,711)
Reserves at June 30, 2003	139,277	248,106
Reserves at July 1, 2003	139,277	248,106
Purchases	-	-
Sales	(6,119)	(8,245)
Reserves at December 31, 2003	133,158	239,861

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31, 2003 and June 30, 2003 were as follows:

	December 31, 2003	June 30, 2003
Proved properties	$1,939,834	$1,939,950
Leasehold costs	145,264	147,108
Wells, related equipment and facilities	2,337,930	2,333,791
Intangible drilling costs	1,131,337	1,327,073
Accumulated depreciation, depletion and amortization	(864,145)	(569,717)
Total capitalized costs	$4,690,220	$5,178,205

Costs, both capitalized and expensed, incurred in oil and gas-producing activities during the quarters ended December 31, 2003 and 2002 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

	December 31, 2003	December 31, 2002
Property acquisition costs:
Proved properties	$-	$122,314
Unproved properties	-	-
Exploration costs	263,516	-
Development costs	-	-
Total expenditures	$263,516	$122,314

As of December 31, 2003, exploration costs of $263,516 were deemed to be associated with a dry hole and were charged to operations.

Results of operations for oil and gas producing activities (including operating overhead) for the six months ended December 31, 2003 and 2002 were as follows:

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)
	December 31, 2003	December 31, 2002
Revenues	$207,003	$167,965
Exploration expenses	263,516	-
Production and property taxes	9,572	3,614
Depreciation, depletion and amortization	294,427	157,722
Other operating expenses	324,737	348,186
Oil and gas leases	1,845	-
Loss before income taxes	(687,094)	(337,943)
Income tax expense	-	-
Loss on operations from oil and gas producing activities	$(687,094)	$(337,943)

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2003 was as follows:

Future cash flows	$3,600,000
Future development and production costs	(1,200,000)
Future income tax expense	(350,000)
Future net cash flows	2,050,000
10% annual discount	(155,000)
Standardized measure of discounted future net cash flows	$1,895,000

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 9 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

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

NOTE 10 - CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily two affiliated customers and these receivables are not collateralized. At December 31, 2003 and June 30, 2003, the Company's accounts receivable from these customers totaled $465,222 and $407,805, respectively.

NOTE 11 - STOCK OPTIONS

During the six months ended December 31, 2003, the Company granted 2,250,000 options of which 1,750,000 were immediately exercised. The remaining 500,000 stock options were granted at the par value of the stock. These options were granted for consulting services and were valued at the fair market value at the date of grant.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_________________________________________________________________________________________

NOTE 11 - STOCK OPTIONS (Continued)

Following is a summary of the status of these performance-based options during the year ended June 30, 2003 and the six months ended December 31, 2003:

	Number of Shares	Weighted Average Exercise Price per share
Outstanding at June 30, 2002
Granted	1,500,000	0.10
Exercised, expired or forfeited	-	-
Outstanding at June 30, 2003	1,500,000	$0.10
Options exercisable at June 30, 2003	1,500,000	$0.10
Weighted average fair value of options granted during the year ended June 30, 2003	$0.56
Outstanding at June 30, 2003	1,500,000	$0.10
Granted	2,250,000	0.26
Exercised	(2,750,000)	0.19
Expired or forfeited	(250,000)	0.10
Options exercisable at December 31, 2003	750,000	$0.22

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	750,000	$0.22	1,500,000
Total	750,000		1,500,000

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_______________________________________________________________________________________

NOTE 12 - IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Corporation recorded in 2003 an impairment loss on its oil and gas proved and unproved properties and its leasehold costs of oil and gas producing properties. The engineering reports on the oil and gas properties indicated that the undiscounted future cash flows from these properties would be less than the carrying value of the long-lived assets. The engineer reports also indicated that net leasehold acreage did not support the value carried by the Company. Accordingly, during the year ended June 30, 2003, the Company recognized an asset impairment loss of $20,407,559 ($0.46 per share). This loss was the difference between the carrying value of the oil and gas properties and the fair value of these properties based on discounted estimated future cash flows.

NOTE 13 - INCOME TAXES

At December 31, 2003 and June 30, 2003, the Company had net deferred tax assets of approximately $1,196,500 and $778,000, respectively, as calculated at projected income tax rates of 34%. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2003 and June 30, 2003. The significant components of the deferred tax assets at December 31, 2003 and June 30, 2003 are as follows:

	December 31, 2003	June 30, 2003
Net operating loss carryforward before adjustments	$3,659,393	$23,541,000
Less:
Stock options issued under a non-qualified plan	(240,175)	(844,150)
Stock options exercised - tax basis	100,000	-
Impairment of assets	-	(20,407,559)
Effective net operating loss carryforward	3,519,218	2,289,291
Expected tax rate	34%	34%
Deferred tax asset	1,196,500	778,000
Deferred tax asset valuation allowance	(1,196,500)	(778,000)
Deferred tax asset after valuation allowance	$-	$-

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
_______________________________________________________________________________________

NOTE 13 - INCOME TAXES (Continued)

At December 31, 2003 and June 30, 2003, the Company has net operating loss carryforwards of approximately $3,519,218 and $2,289,291, respectively, which expire in the years 2020 through 2024. The net operating loss carryforwards could be limited due to a change in ownership. The Company recognized approximately $240,175 for stock options during the six months ended December 31, 2003 and $844,150 for stock options and $20,407,559 in asset impairment during the year ended June 30, 2003, which were not deductible for tax purposes and are not deductible in the above calculation of the deferred tax asset. The net change is the deferred asset valuation allowance for the period ended December 31, 2003 was $418,500.

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

We are in an early stage of development with a few proven properties currently producing. Most of our properties are still awaiting additional exploration and development work. For the second quarter ending December 31, 2003, we had $78,780 in total revenues.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated limited revenues and expected revenues during the ensuing period are subject to fluctuation based on the availability of additional capital necessary in order to fully exploit the unproven potential of our oil and gas portfolio. Accordingly, we must raise cash from sources other than from the sale of oil and gas as found on our properties. Our only other source for cash at this time is investments by others in our company or capital contributions by our sole officer and director. We must raise cash to implement our projects and stay in business. One stockholder has advanced $289,988 for operating expenses. The advances have been booked as long-term debt, bearing no interest and having no specific due date.

Limited Operating History: Need for Additional Capital

We have limited oil & gas production that has yet to achieve predictable sustained profitable production from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in an oil and gas business enterprise, including limited capital resources, possible delays in the exploration of our properties and fluctuations in oil & gas sales and prices.

To become profitable and competitive, we need to fully exploit the undeveloped potential of our exploration properties. If successful, additional funds will be required in order to complete successful wells and place them on production. We are continually seeking equity financings to provide for our capital requirements in order to implement our exploration plans, however, we have been only successful in receiving advances from the three shareholders named above..

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

Oil and Gas

Operating statics for oil and gas production for the periods presented are as follows:

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Six Months Ended December 31, 2003	For the Six Months Ended December 31, 2002
Production:
Oil (bbls)	2,557	3,527	6,135	6,758
Gas (mcf)	2,524	3,100	8,245	4,678
Average Sales Price:
Oil (per bbl)	28.68	25.43	28.29	24.49
Gas (per mcf)	3.58	3.04	4.06	2.22

Operating Margins
Revenue
Oil	73,335	89,672	173,522	165,499
Gas	9,034	9,410	33,481	10,367
Drilling	20,595	30,063	144,722	56,581
Total Revenue	112,964	129,145	351,725	232,447
Costs
Drilling Costs	45,161	30,486	100,390	46,775
Lifting Costs	129,534	231,187	324,737	348,186
Production Taxes	3,589	6,765	9,571	7,901
Operating Margin (Loss)	(65,320)	(139,293)	(82,973)	(170,415)
Operating Margin Percent
Change in Revenue Attributable to:
Drilling	532		88,141
Production	(16,713)		31,137
Price
Total Increase In Revenue	(16,181)		119,278

Second Quarter Ending December 31, 2003 Compared to Second Quarter Ending December 31, 2002

Comparison of Oil and Gas Production for the Three Months Ended December 31, 2003 & December 31, 2002.

Oil production decreased by 970 barrels for the three months ended December 31, 2003, when compared to the same period in 2002 primarily because of the decrease in production at the Brookshire and adverse weather conditions.

Comparison of Oil and Gas Revenue for the Three Months Ended December 31, 2003 & December 31, 2002.

Oil and gas revenue for the three months ended December 31, 2003, when compared to the same period in 2002, decreased by $13,537 as a result of a decrease in barrels of oil and mcf of gas sold.

Comparison of Drilling Revenue for the Three Months Ended December 31, 2003 & December 31, 2002.

Drilling revenue for the three months ended December 31, 2003, when compared to the same period in 2002, increased by $532 as a result of an increase in billings attributable to work in the Gohlke field.

Well Completions and Significant Recompletions for the Three Months Ended December 31, 2002.

There were no exploratory wells.

We did not participate in the drilling of any wells during the quarter ending December 31, 2003.

We did not recomplete any wells in this quarter.

Comparison of Production Costs for the Three Months Ended December 31, 2003 & December 31, 2002.

Dry hole costs were $9,871 for the quarter ending December 31, 2003 compared to $10 for the same period in 2002. This was a result of costs attributable to the Mitchell leases located in the Brookshire field.

As a result, our operating loss for the period ending December 31, 2003 was $878,638 compared to $380,802 for the same period in 2002.

Lease Operating Costs

Lease operating costs decreased by $101,653 during the three months ended December 31, 2003 when compared to the same period in 2002. This was a result of the decrease in the number of wells bring produced on a monthly basis.

General and Administrative Expenses

General and administrative expenses increased by $22,482 during the three months ended December 31, 2003 when compared to the same period in 2002. This was a result of officers comparisation in the quarters ended December 31, 2003, but none in the quarter ended December 31, 2002.

Legal and Accounting Expenses

Legal and accounting expenses decreased by $81,069 during the three months ended December 31, 2003 when compared to the same period in 2002. This was a direct result of decrease in legal fees attributable to subsidiary acquisitions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expenses increased by $38,296 during the three months ended December 31, 2003 when compared to the same period in 2002. This was a result of a subsidiary company in included in the quarter ended December 31, 2003 and not acquired as of December 31, 2002.

Stock Transfer Expenses

Stock transfer expenses decreased by $2,040 during the three months ended December 31, 2003 when compared to the same period in 2002. This was a result of the reduction of stock issued applicable to subsidiary acquisition.

Interest Expense

Our interest expense increased to $61,863 for the three months ending December 31, 2003 compared to $3,382 for the same period in 2002. This was as a result of the increase in notes payable and the related accrual of interest thereon.

Six Months Ended December 31, 2003 Compared to Six Months Ending December 31, 2002

Comparison of Oil and Gas Production for the Six Months Ended December 31, 2003 & December 31, 2002.

Oil production decreased by 623 barrels for the six months ended December 31, 2003, when compared to the same period in 2002 primarily because of the decrease in production in the Brookshire field.

Comparison of Oil and Gas Revenue for the Six Months Ended December 31, 2003 & December 31, 2002.

Oil and gas revenue for the six months ended December 31, 2003, when compared to the same period in 2002, increased by $29,467 as a result of the increase in oil prices and increase in mcf of gas sold.

Comparison of Drilling Revenue for the Six Months Ended December 31, 2003 & December 31, 2002.

Drilling revenue for the six months ended December 31, 2003, when compared to the same period in 2002, increased by $88,141 as a result of the increase in the number of wells operated.

Well Completions and Significant Recompletions for the Six Months Ended December 31, 2002.

There were no exploratory wells.

We did not participate in the drilling of any wells during the six months ending December 31, 2003.

We did no recompleted any wells during the six months ending December 31, 2003.

Comparison of Production Costs for the Six Months Ended December 31, 2003 & December 31, 2002.

General and administrative expenses increased by $102,146 during the six months ended December 31, 2003 when compared to the same period in 2002. This was a result of increase in officers compensation and consulting expenses.

Legal and accounting expenses decreased by $72,018 during the six months ended December 31, 2003 when compared to the same period in 2002. This was a direct result of the decrease in legal costs applicable to subsidiary acquisitions.

Dry hole costs were $263,516 for the six months ending December 31, 2003 compared to $417 for the same period in 2002. This was a result of costs attributable to the wells plugged and abandoned on the Mitchell lease.

As a result, our operating loss for the six months ending December 31, 2003 was $1,458,929 compared to $532,246 for the same period in 2002.

Lease Operating Costs

Lease operating costs decreased by $23,449 during the six months ended December 31, 2003 when compared to the same period in 2002. This was a result of the reductions in wells being operated.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expenses increased by $150,095 during the six months ended December 31, 2003 when compared to the same period in 2002. This was a result of increase ownerships in subsidiary companies and increase in gas production.

Stock Transfer Expenses

Stock transfer expenses decreased by $1,975 during the six months ended December 31, 2003 when compared to the same period in 2002. This was a result of the decrease in subsidiary acquisitions with stock.

Interest Expense

Our interest expense increased to $96,650 for the six months ending December 31, 2003 compared to $3,708 for the same period in 2002. This was as a result of the increase in notes payable and the related accrued interest thereon.

Adjustment to Reserves

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

Financial Condition, Liquidity and Capital Resources

Our cash at December 31, 2003 was $7,604 compared to $8,879 for the same period last year. Our current assets at December 31, 2003 were $1,316,3120 compared to $1,084,446 for the same period last year. Our current liabilities were $2,815,900 at December 31, 2003 compared to $2,356,048. Our working capital deficit at December 31, 2003 was $1,4,99,590 compared to $1,271,602 for the same time last year. We currently generate approximately $36,000 per month in revenues. Our cost of operations is approximately $71,500 per month. We continue to operate at a loss. In the event we are unable to develop a positive cash flow, we will have to cease operations or sell off sufficient producing properties to begin operating profitably.

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

ITEM 3. CONTROLS AND PROCEDURES

At December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description

	10.1	Consulting Agreement between the Company and Pinnacle Research and Consulting Group Ltd.

	10.2	Consulting Agreement between the Company and Woodburn Holdings Ltd.

	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2003.

TEXEN OIL & GAS, INC. (Registrant)
BY:	/s/ Tatiana Golovina
Tatiana Golovina, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.