Form 10QSB
period 2004-03-31
TEXEN OIL & GAS INC
filed 2004-06-15
CIK 1102944

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2004
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

PART I.

ITEM 1. FINANCIAL STATEMENTS

Board of Directors
TexEn Oil & Gas, Inc.
Houston, Texas

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

/s/Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 24, 2004

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED BALANCE SHEETS
	March 31,
	2004	June 30,
	(unaudited)	2003
ASSETS
CURRENT ASSETS
Cash	$13,602	$8,879
Accounts receivable - affiliates	433,178	407,805
Advances receivable from affiliates	806,401	586,110
Accrued oil and gas runs	35,681	74,697
Prepaid insurance	8,858	6,885
Employee advances	1,290	90
Total Current Assets	1,299,010	1,084,466
OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	3,071,171	3,267,023
Leasehold costs	145,263	147,108
Wells, related equipment and facilities	2,337,929	2,333,791
Less accumulated depreciation, depletion, amortization and impairment	(987,282)	(569,717)
Net Oil and Gas Properties	4,567,081	5,178,205
OTHER PROPERTY AND EQUIPMENT
Machinery and equipment	251,862	263,109
Less accumulated depreciation	(78,968)	(58,883)
Total Other Property and Equipment	172,894	204,226
OTHER ASSETS
Management rights	15	15
Total Other Assets	15	15
TOTAL ASSETS	$6,039,000	$6,466,912
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$111,813	$74,066
Accounts payable - related party	1,286,266	802,187
Accrued consulting fees - related party	5,000	135,000
Accrued expenses	79,002	111,561
Accrued interest - related party	-	22,484
Settlements payable	-	10,750
Advances from affiliates	759,608	560,801
Notes payable - related party	-	1,505,347
Total Current Liabilities	2,241,689	3,222,196
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value;
89,767,643 and 45,184,310 shares issued and outstanding, respectively	897	451
Additional paid-in capital	29,502,719	26,214,782
Stock options	95,175	844,150
Accumulated deficit	(25,801,480)	(23,814,667)
Total Stockholders' Equity (Deficit)	3,797,311	3,244,716
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,039,000	$6,466,912

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Oil and gas sales	$69,744	$204,796	$295,056	$380,627
Drilling revenues	19,300	55,238	164,022	111,819
Total Revenues	89,044	260,034	459,078	492,446
COST OF REVENUES
Production and property taxes	4,384	9,532	13,957	17,398
Drilling costs	42,736	40,665	143,125	87,440
Total Cost of Revenue	47,120	50,197	157,082	104,838
GROSS PROFITS FROM DRILLING
AND PRODUCTION	41,924	209,837	301,996	387,608
EXPENSES
Lease operating	54,366	164,931	404,405	513,117
Consulting fees	200,000	150,000	847,500	150,000
Intangible drilling	-	14,346	-	29,863
General and administrative expense	15,012	14,737	87,231	39,495
Legal and accounting	6,900	68,520	95,380	229,018
Travel	-	3,700	313	4,554
Dry hole costs	-	3,769	262,002	4,186
Depreciation, depletion and amortization	121,332	98,421	437,652	256,143
Stock transfer expenses	150	-	240	2,065
Total Expenses	397,760	518,424	2,134,723	1,228,441
OPERATING LOSS	(355,836)	(308,587)	(1,832,727)	(840,833)
OTHER INCOME (EXPENSE)
Impairment gain	-	-	5,509	-
Loss on disposition of capital assets	-	-	(1,845)	-
Interest expense	(61,100)	-	(157,750)	(3,708)
Total Other Income (Expenses)	(61,100)	-	(154,086)	(3,708)
LOSS BEFORE INCOME TAXES	(416,936)	(308,587)	(1,986,813)	(844,541)
INCOME TAXES	-	-	-	-
NET LOSS	$(416,936)	$(308,587)	$(1,986,813)	$(844,541)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.02)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	59,870,420	44,123,769	50,293,065	44,711,617

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Options	Deficit	Total

Balance, June 30, 2002	45,448,879	$454	$380,773	$-	$(395,417)	$(14,190)

Issuances of common stock as follows:
- for cash acquisition of subsidiaries	22,885,381	229	23,349,622	-	-	23,349,851
at $0.97 to $1.40 per share
- for acquisition of management rights
of related party for par value	1,500,000	15	-	-	-	15
- for assignment of working interest and net
revenue interests at $1.06 per share	2,338,000	23	2,484,117	-	-	2,484,140
Recission of common stock by officer at par
value	(26,987,950)	(270)	270	-	-	-
Issuance of options as follows:
- to officers for services	-	-	-	748,975	-	748,975
- to consultant for services	-	-	-	95,175	-	95,175
Net loss for the year ended June 30, 2003	-	-	-	-	(23,419,250)	(23,419,250)
Balance, June 30, 2003	45,184,310	451	26,214,782	844,150	(23,814,667)	3,244,716
Issuances of common stock as follows:
- for exercise of options and accrued
consulting to officer at $0.10 per share	1,000,000	10	753,790	(653,800)	-	100,000
- for exercise of options for consulting at
an average of $0.27 per share	1,750,000	18	447,482	-	-	447,500
- for exercise of options for consulting at
an average of $0.15 per share	1,333,333	13	199,987	-	-	200,000

Issuance of common stock for settlement of
debt and forgiveness of interest	40,000,000	400	1,646,508	-	-	1,646,908

Issuance and exercise of options for
consulting fees of $0.29 per share	500,000	5	144,995	-	-	145,000

Rescission of options granted to officer for
services	-	-	95,175	(95,175)	-	-

Net loss for the nine months ended March
31, 2004	-	-	-	-	(1,986,813)	(1,986,813)

Balance, March 31, 2004 (unaudited)	89,767,643	$897	$29,502,719	$95,175	$(25,801,480)	$3,797,311

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,986,813)	$(844,541)
Adjustments to reconcile net loss to net
cash used by operating activities:
Forgiveness of related party interest	156,920	-
Stock issued for consulting fees	792,500	-
Dry hole costs	195,736	-
Depreciation, depletion and amortization	437,652	256,143
Expenses paid with officer loans	98,403	-
Decrease (increase) in:
Accounts receivable - affiliates	(25,373)	(29,278)
Advances receivable - affiliates	(220,291)	72,399
Accrued oil and gas runs	39,016	(48,389)
Prepaid insurance	(1,973)	(9,788)
Employee advances	(1,200)	55
(Decrease) increase in:
Accounts payable	37,747	(260,885)
Accounts payable - affiliates	484,079	759,620
Accrued consulting - related party	-	105,000
Accrued expenses	-	25,144
Settlements payable	(10,750)	-
Net cash used by operating activities	(4,347)	25,480
CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold cost and proved property	1,960	-
Purchase of wells, related equipment and facilities	(4,138)	-
Insurance proceeds for equipment	11,248	-
Net cash used by investing activities	9,070	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related party	-	129,988
Proceeds from related party payable	-	10,000
Payments to related party payable	-	(108,962)
Net cash provided (used) by financing activities	-	31,026
Net increase (decrease) in cash	4,723	56,506
CASH, beginning of period	8,879	-
CASH, end of period	$13,602	$56,506
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS:
Stock issued for acquisition of subsidiaries	$-	$23,349,851
Stock issued for acquisition of management rights	$-	$15
Stock issued for acquisition of working interest
and net revenue interest	$-	$2,484,140
Stock issued for accrued consulting fees	$100,000	$-
Stock issued for consulting fees	$892,500	$-
Options issued and exercised for consulting fees	$145,000	$-
Stock issued for loan payable	$1,489,988	$-
Interest forgiven for related party loans	$156,920	$-
Expenses paid by shareholder loans	$98,403	$-

See accompanying accountant's review report and notes to interim financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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
March 31, 2004

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
March 31, 2004

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
March 31, 2004

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

Property and Equipment
Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. Depreciation amounted to $245,137 and $234,622, respectively, for the periods ended March 31, 2004 and 2003.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 during the year ended June 30, 2002 and during the year ending June 30, 2003, impaired a significant amount of its assets under this standard. See Note 12. At March 31, 2004, management determined that there was no further impairment to the assets of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fairvalue of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company has adopted SFAS No. 143 and has not determined the potential impact to the financial statements of the Company at March 31, 2004.

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

At March 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Drilling rights have been capitalized as tangible assets, but reclassification to intangible assets may be required in the future. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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
March 31, 2004

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

In the absence of a determination as to whether the reserves can be classified as proved, the cost of drilling such an exploratory well is not carried as an asset for more than one year following the completion of drilling. If, after that year has passed, a determination that proved reserves have been found cannot be made, the well shall be assumed to be impaired, and its costs will be charged to expense. Any drilling activities which result in a dry hole will be expensed in the period that this determination is made.

Capitalized Interest
The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the periods ended March 31, 2004 and June 30, 2003.

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
March 31, 2004

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. The Company is currently assessing its future environmental liabilities, if any, arising from current or past activities. When determined, the Company will adopt either the reporting basis on the discounted or undiscounted method. At June 30, 2003, the Company accrued $10,750 for compliance with environmental regulations, which was paid during the nine months ended March 31, 2004.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At March 31, 2004, the Company determined that there was no impact to the adoption of this statement.

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

Revenue Recognition
Oil and gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers. Oil and gas wells are drilled primarily on a contract basis. The Company recognizes the drilling revenue when earned and all contracts are of a short-term duration.

Accounts Receivable
The Company carries its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and writes off receivables that are considered uncollectible.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company within 90 days of invoicing. At that time, the Company will discontinue accruing interest and pursue collection. If a payment is made after pursuing collection, the Company will apply the payment to the outstanding principal first and resume accruing interest. Accounts are written off as uncollectible if no payments are received within 90 days after initiating collection efforts. Accrued oil and gas runs consist of amounts due as of March 31, 2004 and June 30, 2003, but not collected until April 2004 and July 2003, respectively.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

During the nine months ended March 31, 2004, a former officer, to whom options with a fair market value of $653,800 had been previously issued, exercised the options and purchased 1,000,000 shares of common stock. The exercise price of the stock of $100,000 was exchanged for accrued consulting fees due to this former officer. In addition, the Company issued 3,583,333 shares of common stock from exercised options for $792,500 in consulting fees. The Company also issued 40,000,000 shares of common stock in settlement of $1,489,988 in related party payables with an officer. The accrued interest of $156,920 in was forgiven in this transaction. See Note 4.

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
March 31, 2004

NOTE 4 - RELATED PARTIES

Three stockholders of the Company have advanced monies to the Company for operating expenses. These advances are uncollateralized and recorded as long-term debt, bearing no interest and having no specific due date.

During the nine months ended March 31, 2003, the Company converted its past due note with Mathon Fund, LLC in the amount of $1,200,000 to a loan payable to a related party. In the nine months ended March 31, 2004, the Company issued common stock in settlement of the loan payable.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Regulatory Issues
The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. As of June 30, 2003, the Company accrued $10,750 as a settlement loss for environmental cleanup as assessed by the Texas Railroad Commission. This amount was paid during the nine months ended March 31, 2004. The Company is unaware of any other pending litigation or of past or prospective environmental matters which could impair the value of its properties.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Consulting Agreements
During the nine months ended March 31, 2004, the Company entered into a consulting agreement with Pinnacle Research and Consulting Group Ltd. ("Pinnacle") to provide consulting services for oil and gas operations. This agreement became effective December 18, 2003 and options to acquire 500,000 shares of common stock were given as compensation and exercised. See Note 11.

During the nine months ended March 31, 2004, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") to provide consulting services for oil and gas operations. This agreement became effective December 12, 2003 and options to acquire 250,000 shares of common stock were given as compensation and exercised. See Note 11.

During the year ended June 30, 2003, the Company appointed Westport Strategic Partners, Inc. ("Westport") as a consultant to provide an independent research report written by a qualified certified financial advisor to be distributed to broker dealers, institutions or micro and small-cap funds. The consulting agreement further provides for consultation on shareholder relations, assistance in distribution of an updated current corporate profile and other financial information and to analyze stock movement. This agreement became effective on February 25, 2003 and calls for monthly payments in the amount of $3,500. As of March 31, 2004 and June 30, 2003, the Company has paid $14,000 related to this agreement.

In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. ("Woodburn") effective June 1, 2002 which calls for monthly consulting fees in the amount of $15,000. Under terms of this agreement, Woodburn's designated consultant provides managerial, administrative and other services as the Company's chief executive officer. The consulting agreement is effective for eighteen months. See Note 4. In the attached financial statements, the Company has recorded $5,000 and $135,000 as accrued consulting fees - related party at March 31, 2004 and June 30, 2003, respectively. This agreement was terminated during October 2003.

Leases
The Company has a lease on office space requiring payments of $5,584 every six months, which is accounted for as an operating lease.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 6 - NOTES PAYABLE AND ADVANCES TO AFFILIATES

At March 31, 2004 and June 30, 2003 the Company's notes payable consisted of the following:

	March 31,	June 30,
	2004	2003
Tatiana Golovina, (an officer and shareholder of
the Company), unsecured, interest at 10%, due
on February 14, 2004.	$-	$155,347

Tatiana Golovina, (an officer and shareholder of
the Company), unsecured, interest at 10%, dated
September 17, 2002, due on September 17, 2004.		150,000

Mathon Fund I, LLC, secured by deed of trust on
real property and personal guarantee, finance
charges in the amount of $785,000 included in
principal, original agreements dated January 31,
2003 and February 7, 2003, extended on April 28,
2003, due on August 15, 2003.	-	1,200,000

Total	$-	$1,505,347

At March 31, 2004 and June 30, 2003 the Company's advances to affiliates consisted of the following:

	March 31,	June 30,
	2004	2003
Due to Tatiana Golovina, (an officer and
shareholder of the Company) expenses paid
on behalf of Company	$698,608	$464,678
Due to Sanka Exploration	61,000	58,000
Due to Tiger Resources	-	38,123

Total	$759,608	$560,801

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Helen Gohlke Field
During the year ended June 30, 2003, the Company acquired a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas through acquisition of Texas Gohlke Partners, Inc. as a wholly owned subsidiary. This fieldcomprises approximately 4,800 gross and net leasehold acres which are located under nine different oil, gas and mineral leases in Victoria and DeWitt Counties, Texas. Over 60 wells have been drilled in this field, with 7 wells currently producing. Gohlke intends to drill and develop seismic leads from this field within the next few months.

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

TexEn and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

The changes in proved developed and undeveloped reserves for the quarter ended March 31, 2004 and the year ended June 30, 2003 were as follows:

	Petroleum Liquids	Natural Gas
	(barrels)	(MCF)
	United States	United States
Reserves at July 1, 2002	-	-
Purchases	506,543	409,501
Revisions of previous estimates	(348,950)	(135,684)
Sales	(18,316)	(25,711)
Reserves at June 30, 2003	139,277	248,106
Reserves at July 1, 2003	139,277	248,106
Purchases	-	-
Sales	(8,236)	(8,245)
Reserves at March 31, 2004	131,041	239,861

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of March 31, 2004 and June 30, 2003 were as follows:

	March 31, 2004	June 30, 2003

Proved properties	$3,071,171	$3,267,023
Leasehold costs	145,263	147,108
Wells, related equipment and facilities	2,337,929	2,333,791
Accumulated depreciation, depletion and amortization	(987,282)	(569,717)
Total capitalized costs	$4,567,081	$5,178,205

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

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

The following table is for the nine months ending March 31:

	March 31, 2004	March 31, 2003
Property acquisition costs:
Proved properties	$-	$122,314
Unproved properties	-	-
Exploration costs	262,002	-
Development costs	-	-
Total expenditures	$262,002	$122,314

As of March 31, 2004, exploration costs of $262,002 were deemed to be associated with a dry hole and were charged to operations.

Results of operations for oil and gas producing activities (including operating overhead) for the nine months ended March 31, 2004 and 2003 were as follows:

	March 31, 2004	March 31, 2003
Revenues	$295,056	$381,069

Exploration expenses	262,002	-
Production and property taxes	13,957	17,398
Depreciation, depletion and amortization	417,567	256,143
Other operating expenses	404,405	513,117
Oil and gas leases	1,845	-
Loss before income taxes	(802,875)	(405,589)
Income tax expense	-	-
Loss on operations from oil and gas producing activities	$(802,875)	$(405,589)

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at March 31, 2004 was as follows:

Future cash inflows	$3,600,000
Future production and development costs	(1,200,000)
Future income tax expenses	(350,000)
Future net cash flows	2,050,000
10% annual discount for estimated timing of cash flows	(700,000)
Standardized measure of discounted future net cash flows	$1,350,000

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

Changes in the standardized measure of discounted future cash flows as of March 31, 2004 are as follows:

March 31, 2004

Balance, beginning of year, July 1, 2003	$750,000
Sales of oil and gas produced, net of production costs	-
Net changes in prices and production costs	-
Extensions and discoveries, less related costs	-
Development costs incurred during the period	-
Revisions of estimated development costs	-
Revisions of previous quantity estimates	-
Accretion of discount	600,000
Net changes in income taxes
Balance, March 31, 2004	$1,350,000

NOTE 10 - CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily two affiliated customers and these receivables are not collateralized. At March 31, 2004 and June 30, 2003, the Company's accounts receivable from these customers totaled $433,178 and $407,805, respectively.

NOTE 11 - STOCK OPTIONS

During the nine months ended March 31, 2004, the Company granted 2,250,000 options of which 2,250,000 were immediately exercised. These options were granted for consulting services and were valued at the fair market value at the date of grant.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

In April 2003, the Company adopted the 2003 Nonqualified Stock Option Plan of TexEn Oil & Gas, Inc. (the "Plan") under which 5,000,000 shares of common stock are available for issuance with respect to awards granted to officers, directors, management and other employees of the Company and/or its subsidiaries.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the year ended June 30, 2003: expected volatility of 158%; risk-free interest rate of 4%. The weighted average fair value at date of grant for options granted to an officer in the year ended June 30, 2003 was $0.65 per option. The weighted average fair value at date of grant for options granted to an officer and a consultant for the year ended June 30, 2003 was $0.38 per option. Compensation cost charged to operations was $844,150 during the year ended June 30, 2003.

Following is a summary of the status of these performance-based options during the year ended June 30, 2003 and the nine months ended March 31, 2004:

	Number of Shares	Weighted Average Exercise Price per share
Outstanding at June 30, 2002
Granted	1,500,000	$0.10
Exercised, expired or forfeited	-	-
Outstanding and exercisable at June 30, 2003	1,500,000	$0.10

Weighted average fair value of options granted during the year ended June 30, 2003	$0.56

Outstanding at June 30, 2003	1,500,000	$0.10
Granted	2,250,000	0.26
Exercised	(3,250,000)	0.20
Expired or forfeited	(250,000)	$0.10
Outstanding and exercisable at March 31, 2004	250,000	0.38

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	250,000	$0.38	1,500,000
Total	250,000		1,500,000

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 12 - IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Corporation recorded in 2003 an impairment loss on its oil and gas proved and unproved properties and its leasehold costs of oil and gas producing properties. The engineering reports on the oil and gas properties indicated that the undiscounted future cash flows from these properties would be less than the carrying value of the long-lived assets. The engineering reports also indicated that net leasehold acreage did not support the value carried by the Company. Accordingly, during the year ended June 30, 2003, the Company recognized an asset impairment loss of $20,407,559 ($0.46 per share). This loss was the difference between the carrying value of the oil and gas properties and the fair value of these properties based on discounted estimated future cash flows.

NOTE 13 - INCOME TAXES

At March 31, 2004 and June 30, 2003, the Company had net deferred tax assets of approximately $1,180,000 and $778,000, respectively, as calculated at projected income tax rates of 34%. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at March 31, 2004 and June 30, 2003.

The significant components of the deferred tax assets at March 31, 2004 and June 30, 2003 are as follows:

	March 31, 2004	June 30, 2003
Net operating loss carryforward before adjustments	$3,420,200	$23,541,000
Stock options issued under a non-qualified plan	(95,175)	(844,150)
Stock options exercised - tax basis	145,000	-
Impairment of assets	-	(20,407,559)
Effective net operating loss carryforward	3,470,025	2,289,291
Expected tax rate	34%	34%
Deferred tax asset	1,180,000	778,000
Deferred tax asset valuation allowance	(1,180,000)	(778,000)
Deferred tax asset after valuation allowance	$-	$-

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

At March 31, 2004 and June 30, 2003, the Company has net operating loss carryforwards of approximately $3,470,000 and $2,290,000, respectively, which expire in the years 2020 through 2024. The net operating loss carryforwards could be limited due to a change in ownership. The Company recognized approximately $95,175 for stock options during the nine months ended March 31, 2004 and $844,150 for stock options and $20,407,559 in asset impairment during the year ended June 30, 2003, which were not deductible for tax purposes and are not deductible in the above calculation of the deferred tax asset. The net change is the deferred asset valuation allowance for the period ended March 31, 2004 was $402,000.

NOTE 14 - SUBSEQUENT EVENTS

During April 2004, the Company issued 2,000,000 shares of common stock pursuant to consulting agreements. In May 2004, the Company issued an additional 750,000 shares of common stock pursuant to consulting agreements.

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

We are in an early stage of development with a few proven properties currently producing. Most of our properties are still awaiting additional exploration and development work. For the second quarter ending March 31, 2004, we had $78,780 in oil and gas revenues and $30,595 in drilling revenues.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated limited revenues and expected revenues during the ensuing period are subject to fluctuation based on the availability of additional capital necessary in order to fully exploit the unproven potential of our oil and gas portfolio. Accordingly, we must raise cash from sources other than from the sale of oil and gas as found on our properties. Our only other source for cash at this time is investments by others in our company or capital contributions by our sole officer and director. We must raise cash to implement our projects and stay in business. One stockholder has advanced $698,608 for operating expenses. The advances have been booked as long-term debt, bearing no interest and having no specific due date.

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

To become profitable and competitive, we need to fully exploit the undeveloped potential of our exploration properties. If successful, additional funds will be required in order to complete successful wells and place them on production. We are continually seeking equity financings to provide for our capital requirements in order to implement our exploration plans, however, we have been only successful in receiving advances from the three shareholders named above.

We have no assurances that future financings will be available to us on acceptable terms. If financings are not available on satisfactory terms, we may be unable to continue, develop or expand our operations Equity financings could result in additional dilution to existing shareholders.

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

Oil and Gas

Operating statics for oil and gas production for the periods presented are as follows:

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003	For the Nine Months Ended March 31, 2004	For the Nine Months Ended March 31, 2003
Production:
Oil (bbls)	2,117	6,421	8,236	13,274
Gas (mcf)	4,597	3,542	12,842	10,366
Average Sales Price:
Oil (per bbl)	33.76	28.88	29.36	26.44
Gas (per mcf)	4.31	5.48	4.15	2.88

Operating Margins
Revenue
Oil	49,947	185,392	241,778	350,856
Gas	19,797	19,404	53,278	29,771
Drilling	19,300	55,238	164,022	111,819
Total Revenue	89,044	260,034	459,078	492,446
Costs
Drilling Costs	42,736	40,665	143,125	87,440
Lifting Costs	54,366	164,931	404,405	513,117
Production Taxes	4,384	9,532	13,957	17,398
Operating Margin (Loss)	(12,442)	49,906	(102,409)	(125,509)
Operating Margin Percent	-	17.27	-	-
Change in Revenue Attributable to:
Drilling	(35,938)		52,203
Production	(135,502)		(85,571)
Price
Total Increase In Revenue	(170,990)		(33,368)

Third Quarter Ending March 31, 2004 Compared to Third Quarter Ending March 31, 2003

Comparison of Oil and Gas Production for the Three Months Ended March 31, 2004 & March 31, 2003.

Oil production decreased by 4,304 barrels for the three months ended March 31, 2004, when compared to the same period in 2003 primarily because the Company has taken certain wells in each of its fields out of production in anticipation of reworking and repairs.

Comparison of Oil and Gas Revenue for the Three Months Ended March 31, 2004 & March 31, 2003.

Oil and gas revenue for the three months ended March 31, 2004, when compared to the same period in 2003, decreased by $135,052 as a result of the decrease in producing well in anticipation of repairs and reworking projects.

Comparison of Drilling Revenue for the Three Months Ended March 31, 2004 & March 31, 2003.

Drilling revenue for the three months ended March 31, 2004, when compared to the same period in 2003, decreased by $35,938 as a result of the Company reducing crews working in the fields.

Well Completions and Significant Recompletions for the Three Months Ended March 31, 2003.

There were no exploratory wells.

We did not participate in the drilling of any wells during the quarter ending March 31, 2004.

We did not recomplete any wells in this quarter.

Comparison of Production Costs for the Three Months Ended March 31, 2004 & March 31, 2003.

There were no dry hole costs for the quarter ending March 31, 2004 compared to $3,769 for the same period in 2003. This was a result of costs attributable to drilling projects during 2003 which did not continue in 2004.

As a result, our operating loss for the period ending March 31, 2004 was $355,836 compared to $308,587 for the same period in 2003.

Lease Operating Costs

Lease operating costs decreased by $110,565 during the three months ended March 31, 2004 when compared to the same period in 2003. This was a result of reduction in producing wells in anticipation of a rework program.

Consulting fees

Consulting fees increased by $50,000 during the three months ended March 31, 2004 when compared to the same period in 2003. This was a result of common stock issued for services.

General and Administrative Expenses

General and administrative expenses increased by $275 during the three months ended March 31, 2004 when compared to the same period in 2003. The expenses were materially the same for both periods.

Legal and Accounting Expenses

Legal and accounting expenses decreased by $61,620 during the three months ended March 31, 2004 when compared to the same period in 2003. This was a direct result of reduced reporting and compliance work concerning the prior business combinations and acquisitions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expenses increased by $22,911 during the three months ended March 31, 2004 when compared to the same period in 2003. This was a result of changes of estimates and acquisitions.

Stock Transfer Expenses

Stock transfer expenses increased by $150 during the three months ended March 31, 2004 when compared to the same period in 2003. This was a result of increased stock transactions.

Interest Expense

Our interest expense increased to $61,100 for the three months ending March 31, 2004 compared to $0 for the same period in 2003. This was as a result of notes payables' previously outstanding accrual of interest which has since been converted.

Nine Months Ended March 31, 2004 Compared to Nine Months Ending March 31, 2003

Comparison of Oil and Gas Production for the Nine Months Ended March 31, 2004 & March 31, 2003.

Oil production decreased by 5,038 barrels for the nine months ended March 31, 2004, when compared to the same period in 2003 primarily because the Company has taken certain wells in each of its fields out of production in anticipation of reworking and repairs.

Comparison of Oil and Gas Revenue for the Nine Months Ended March 31, 2004 & March 31, 2003.

Oil and gas revenue for the nine months ended March 31, 2004, when compared to the same period in 2003, decreased by $85,571 as a result of the decrease in producing wells in anticipation of repairs and reworking projects.

Comparison of Drilling Revenue for the Nine Months Ended March 31, 2004 & March 31, 2003.

Drilling revenue for the nine months ended March 31, 2004, when compared to the same period in 2003, increased by $52,203 as a result of the Company increasing crews working in the fields.

Well Completions and Significant Recompletions for the Nine Months Ended March 31, 2003.

There were no exploratory wells.

We did not participate in the drilling of any wells during the nine months ending March 31, 2004.

We did no recompleted any wells during the nine months ending March 31, 2004.

Comparison of Production Costs for the Nine Months Ended March 31, 2004 & March 31, 2003.

General and administrative expenses increased by $47,736 during the nine months ended March 31, 2004 when compared to the same period in 2003. This was a result of increase in officer compensation and consulting expenses.

Legal and accounting expenses decreased by $133,638 during the nine months ended March 31, 2004 when compared to the same period in 2003. This was a direct result of reduced reporting and compliance work concerning the prior business combinations and acquisitions.

Dry hole costs were $262,002 for the nine months ending March 31, 2004 compared to $4,186 for the same period in 2003. This was a result of wells plugged and abandoned on the Mitchell lease.

As a result, our operating loss for the nine months ending March 31, 2004 was $1,832,727 compared to $840,833 for the same period in 2003.

Lease Operating Costs

Lease operating costs decreased by $108,712 during the nine months ended March 31, 2004 when compared to the same period in 2003. This was a result of reduction in producing wells in anticipation of a rework program.

Consulting fees

Consulting fees increased by $697,500 during the nine months ended March 31, 2004 when compared to the same period in 2003. This was a result of common stock issued for services.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expenses increased by $181,509 during the nine months ended March 31, 2004 when compared to the same period in 2003. This was a result of changes of estimates and acquisitions.

Stock Transfer Expenses

Stock transfer expenses decreased by $1,825 during the nine months ended March 31, 2004 when compared to the same period in 2003. This was a result of decreased stock transactions.

Interest Expense

Our interest expense increased to $157,750 for the nine months ending March 31, 2004 compared to $3,708 for the same period in 2003. This was as a result of notes payables' previously outstanding accrual of interest which has since been converted.

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

Financial Condition, Liquidity and Capital Resources

Our cash at March 31, 2004 was $13,602 compared to $56,506 for the same period last year. Our current assets at March 31, 2004 were $1,299,010 compared to $653,904 for the same period last year. Our current liabilities were $2,241,689 at March 31, 2004 compared to $938,743. Our working capital deficit at March 31, 2004 was $942,679 compared to $284,839 for the same time last year. We currently generate approximately $51,000 per month in revenues. Our cost of operations is approximately $254,600 per month. We continue to operate at a loss. In the event we are unable to develop a positive cash flow, we will have to cease operations or sell off sufficient producing properties to begin operating profitably.

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

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2003. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change in disclosure requirements due to SFAS 148 as adopted by the Company during the year ended June 30, 2003.

In June 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2003 and is effective March 31, 2003 with early application encouraged. The Company adopted SFAS during the year ended June 30, 2003 and there has been no impact on the Company's financial position or results of operations from adopting SFAS 146.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS 145 during the year ended June 30, 2003 and does not believe that the adoption will have a material effect on the financial statements of the Company at June 30, 2003.

ITEM 3. CONTROLS AND PROCEDURES

At March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

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

(b)   Reports on Form 8-K

The following reports were filed during the quarter:

On March 5, 2004, the Company reported that it has hired Houston based Coastline Operating, llc to manage all field operations for its oil and gas properties.

On April 13, 2004, the Company reported that the Editorial Board of Standard and Poor's ("S&P") has approved Texen Oil and Gas for a complete corporate listing and description in Standard and Poor's Corporation Records.

On April 15, 2004, the Company reported the addition of Michael McAdams, former associate group policy advisor to Lord John Browne, Chief Executive Officer of BP, as a new member of the Texen Oil and Gas team.

On April 30, 2004, the Company reported that Coastline Operations has identified 7 workover candidates on the company's properties to begin reservoir analysis.

On May 18, 2004, the Company reported that we have retained Larry Lenig Jr., as a strategic consultant for Texen Oil and Gas. Mr. Lenig will advise the company on operational procedures, acquisition and merger candidates and will also assist the company in attracting top-level board and financial partners, all steps taken to realize the company's full potential in today's oil and gas marketplace.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of June, 2004.

TEXEN OIL & GAS, INC. (Registrant)

BY: /s/ Tatiana Golovina
Tatiana Golovina, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.