Form 10KSB
period 2004-06-30
TEXEN OIL & GAS INC
filed 2004-11-08
CIK 1102944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[ x ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33193

TEXEN OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	90-0082485
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

2401 Fountain View
Suite 1008
Houston, Texas 77057
(Address of principal executive offices)

(713) 782-5758
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 30, 2004; 92,517,643.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for the year ended June 30, 2004 were $587,791. Aggregate market value of voting stock held by non-affiliates of 45,351,979 shares outstanding at November 3, 2004 was approximately $4,535,198. Amount was computed using the closing market price as of November 3, 2004, which was $0.10. As of November 3, 2004, a total of 92,517,643 shares of common stock were outstanding.

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Glossary of Terms

    We are engaged in the business of exploring for and producing oil and natural gas. Oil and gas exploration is a specialized industry. Many of the terms used to describe our business are unique to the oil and gas industry. The following glossary clarifies certain of these terms that may be encountered while reading this report:

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

    "Back-in interests" also referred to as a carried interest, involve the transfer of interest in a property with provision to the transferor to receive a reversionary interest in the property after the occurrence of certain events.

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

    "Royalty interest" is a right to oil, gas, or other minerals that are not burdened by the costs to develop or operate the related property. "Seismic option" generally means an agreement in which the mineral owner grants the right to acquire seismic data on the subject lands and grants an option to acquire an oil and gas lease on the lands at a predetermined price. "Trend" means a geographical area along which a petroleum pay occurs (fairway).

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

General

    We are an independent oil and gas company engaged in the exploration, development, production and acquisition of natural gas and crude oil. We conduct our operations through subsidiary corporations. We are a Nevada corporation incorporated on September 2, 1999, as Palal Mining Corporation. In February 2002, we discontinued mining operations, changed our focus, and are currently focused on the exploration and development of oil and gas trends situated in Texas. We currently own interests in approximately 44 gross wells, in fields located in Waller, Victoria, DeWitt, Calhoun and Concho Counties, Texas region, with an average of a 70% net revenue interest in these wells. Additionally, we own interests in 4,871.7 net acres in Texas. The properties are titled in the name of Texas Brookshire Partners, Inc. and Texas Gohlke Partners, Inc. which are wholly owned subsidiary corporations.

    In July 2002, we acquired Texas Brookshire Partners, Inc.("Brookshire") by issuing 15,376,103 shares of restricted common stock. Brookshire's key assets consist of a 77.75% working interest ownership in about 525 gross leasehold acres (95.73 net leasehold acres).

    In September 2002, we acquired Texas Gohlke Partners, Inc. ("Gohlke"), by issuing 4,000,000 shares of restricted common stock. Gohlke's key assets consisted of a 100% working interest ownership in approximately 4,346.7 gross leasehold acres.

    Further in November 2002, we purchased an additional 5% working interest in a field located in Waller County, Texas for $1.3 million which amount was paid and satisfied with an issuance of 1,250,000 shares of common stock. We also acquired a 1.95% working interest in and to the Brookshire Dome Field through the purchase of Yegua, Inc.

    Effective in February 2003, we acquired BWC Minerals LLC for 1,735,431 shares of restricted common stock. The most significant asset of BWC is an 8.70% working interest in the Brookshire Dome Field.

Business Strategy

    The Company's goal is to maximize Share value through profitable operations and through growth in our oil and gas reserves. We believe this can be achieved through the exploration and development of our existing prospect inventory located in Texas. The Company intends to supplement its exploration and development program with a well work-over program targeting certain of its existing properties that have potential for increased production. The Company intends to implement an acquisition program targeting properties that enhance the Company's reserve and production positions. The Company plans for additional capital expenditures are subject to the Company being successful in raising additional capital

    The Company has a base production level in place from the Brookshire and Gohlke properties that can provide cash flow to assist in funding our exploration efforts. Exploration and development activities have higher associated risks than those associated with acquisitions of producing properties. Two of the largest risks associated with exploration and development activities are:

  geological risks (the subject property does not hold recoverable oil or natural gas);
  risk of project cost overruns.

    By utilizing a "portfolio" approach in our exploration activities, we expect to minimize the overall effect of these risks. We intend to participate in a larger number of exploratory and development activities by diversifying our ownership positions. We utilize available advanced technology, such as 3-dimensional ("3-D") seismic modeling to further reduce risk and enhance our success rates. We believe that the availability of economical 3-D seismic surveys fundamentally changed the risk profile of oil and gas exploration. Recognizing this, we will aggressively seek to acquire significant acreage blocks in selected areas for targeted 3-D seismic surveys. Using the data generated by initial proprietary seismic surveys, covering over 8.3 square miles, we have identified 6 potential drill sites in the Gohlke lease areas.

Oil and Gas Estimates and Producing Activities

    The following table sets forth information as to the Company's net proved and proved developed reserves as of June 30, 2004 and 2003 and the present value as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sales of those reserves.

    The Company does not currently believe that the calculation of estimated future net revenues using the assumptions prescribed by the Commission guidelines and generally described below is representative of the true value of future net revenues from the Company's proved reserves. The future prices received by the Company for the sales of its production may be higher or lower than the prices used in calculating the estimates of future net revenues, and the operating costs and other costs relating to such production may also increase or decrease from existing levels.

Oil and Gas Estimates and Producing Activities
(continued)

	As of June 30,
Oil and Gas Estimates	2004	2003
Total Proved Reserves
Oil, condensate and natural gas liquids (Bbls)
Located in Brookshire	120,291	116,922
Located in Gohlke	17,938	22,377
Total Company	138,229	139,299

Natural Gas (Mcf)

Located in Brookshire	0	0
Located in Gohlke	209,800	248,116
Total Company	209,800	248,116

Present Value of estimated future net revenues, before income taxes
Located in Brookshire	4,113,947	3,332,277
Located in Gohlke	1,714,101	1,720,701
Total Company	$ 5,828,048	$ 5,052,978

Total Proved Developed Reserves:
Oil, condensate and natural gas liquids (Bbls)
Located in Brookshire	18,061	33,400
Located in Gohlke	17,938	22,377
Total Company	35,999	55,777

Natural Gas (Mcf)
Located in Brookshire	0	0
Located in Gohlke	5,814	44,130
Total Company	5,814	44,130

Present Value of estimated future net revenues, before income taxes
Located in Brookshire	617,697	951,900
Located in Gohlke	585,187	802,764
Total Company	$ 1,202,884	$ 1,754,664
8

Oil and Gas Estimates and Producing Activities
(continued)

Expenditure Analysis
	June 2004	June 2003
Undeveloped Leasehold Costs	$147,108	$147,108
Producing Properties	25,854,207	1,939,950
Accumulated depreciation, depletion	(21,530,926)	(569,717)
and amortization
Total capitalized costs	$4,470,389	$5,178,205

	June 2004	June 2003
Revenues	$423,769	619,271

E X P E N S E S
Production costs	711,762	1,046,829
Dry hole costs	262,002	0
Depreciation, depletion and amortization	541,471	328,284
Production taxes	20,697	79,889
Settlement loss	0	10,750
Impairment loss	0	20,407,559
	(1,112,163)	(21,254,040)

	June 2004	June 2003
Future cash flows	$3,500,000	$3,600,000
Future development and production	(1,100,000)	(1,200,000)
costs
Future income tax expense	(330,000)	(350,000)
Future net cash flows	2,070,000	2,050,000
10% annual discount	(1,200,000)	(1,300,000)
Standardized measure of discounted
future net cash flows	$870,000	$750,000

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

Corporate Subsidiaries

Texas Brookshire Partners, Inc.

    Texas Brookshire Partners, Inc., one of our wholly owned subsidiary corporations is engaged in the business of purchasing, developing and operating oil and gas leases in the Brookshire Dome of Waller County, Texas, and owns a 93.40% working interest ownership in and to approximately 525 gross leasehold acres and 95.73 net acres leasehold acres. The current working interest ownership position owns various interests in 18 wells which have been drilled to date and one water injection well. Current production from these properties over the last 12 months has averaged approximately 36 barrels of oil per day.

Texas Gohlke Partners, Inc.

    Texas Gohlke Partners, Inc. is another of our wholly owned subsidiary corporations and is engaged in the business of purchasing, developing and operating oil and gas leases in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas and owns a 100% working interest ownership, 70% net revenue interest in and to approximately 4,346.7 gross leasehold acres. There are currently eight producing wells on the property, eighteen shut-in wells and two salt water disposal wells. Current production from these properties over the last 12 months has averaged approximately 10 barrels of oil per day and 90 mcf per day.

Brookshire Drilling Service, LLC

    The Company owns 100% of the membership and management interests of Brookshire Drilling Service LLC, a Texas Limited Liability Company which is engaged in the business of drilling, servicing and reworking oil and gas wells and leases owned and /or operated by the Company.

Yegua, Inc.

    The Company owns 100% of the outstanding common stock of Yegua, Inc. which owns 1.95% working interest ownership in and to approximately 525 gross leasehold acres and 95.73 net leasehold acres located in the Brookshire Dome field of Waller County, Texas. This interest compliments the 77.75% working interest owned by Texas Brookshire Partners, Inc , a wholly owned subsidiary of the Company.

BWC Minerals, L.L.C.

    The Company owns 100% of the outstanding common stock of BWC Minerals, L.L.C. which owns 8.7% working interest ownership in and to approximately 525 gross leasehold acres and 95.73 net leasehold acres located in the Brookshire Dome field of Waller County, Texas. This interest compliments the 77.75% working interest owned by Texas Brookshire Partners, Inc, a wholly owned subsidiary of the Company.

Geological and Geophysical Techniques

    Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the entity that drilled the wells or that becomes public knowledge information though filings required by state agencies. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, geologists engaged by the Company can construct a picture of rock layers in the area and predict possible sites of hydrocarbon accumulation. Well logs available to the Company facilitate the calculation of an estimate of initial oil or gas volume in place while decline curves from recorded production history facilitate the calculation of remaining proved producing reserves.

Market for Oil and Gas Production

    The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. Purchasers (or "Gatherers") will typically purchase all crude oil offered for sale at posted field prices which are adjusted for quality difference from the "Benchmark". Benchmark is the price of Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. The Purchaser normally picks up the oil at the well site but in some instances there may be deductions for transportation from the well head to the sales point. The purchaser will usually handle all payment disbursements to both the working interest owners and the royalty interest owners. The Company is a working interest owner and is therefore responsible with other working interest owners if any, for the payment of its proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil and gas production revenue for a particular lease and are not responsible for the costs of operating the lease. Working interest owners, such as the Company, are typically responsible for all lease operating and production expenses.

    Gas sales are by contract. Gas purchasers pay well operators 100% of the sale proceeds of gaseous hydrocarbons on or about the 25th of each month for the previous month's sales. The operator is responsible for all distributions to the working interest and royalty owners. There is no standard price for gas and prices will fluctuate with the seasons and the general market conditions.

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

Governmental Regulation

    The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto

    The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such re-imposition might occur and the effect thereof on us cannot be predicted.

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

    Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete with.

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

Company's Office

    Our offices are located at 2401 Fountain View, Suite 1008, Houston, Texas 77057. Our telephone number is (713) 782-5758.

Employees

    We currently have six full time employees other than our officers and directors.

Risks Factors

    1. We have a limited operating history and in our auditor's opinion, we may not be able to stay in business. In our auditor's opinion, there is doubt about our ability to continue in business as a going concern. Because we have a limited operating history we cannot reliably forecast our future operations. As a result we may not be able to stay in business.

    2. Our actual drilling results are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated in our reserve reports and drilling costs that are greater than estimated in our reserve reports. Such differences may be material. Estimates of our natural gas and oil reserves and the costs associated with developing these reserves may not be accurate. Development of our reserves may not occur as scheduled and the actual results may not be as estimated. Drilling activity may result in downward adjustments in reserves or higher than estimated costs. Our estimates of our proved natural gas and oil reserves and the estimated future net revenues from such reserves are based upon various assumptions, including engineering data furnished by petroleum engineers, including assumptions required by the Securities and Exchange Commission relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to our reserves will likely vary from the estimates used. These variances may be material.

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

    5. Because we have incurred significant losses from operations in recent years, our future operating results are difficult to forecast. Our failure to achieve or sustain profitability in the future could adversely affect the market price of our common stock. Our failure to achieve or sustain profitability in the future could adversely affect the market price of our common stock. In considering whether to invest in our common stock, you should consider the historical financial and operating information available on which to base your evaluation of our performance.

    6. We may incur substantial impairment write-downs. If management's estimates of natural gas and oil prices decline or if the recoverable reserves on a property are revised downward, we may be required to record additional impairment write-downs in the future, which would result in a negative impact to our financial position. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. A depletable unit is equal to the cost of the natural resource divided by estimated units of resource. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis. Fair value is estimated to be the present value of expected future net cash flows computed by applying estimated future oil and gas prices, as determined by management, to the estimated future production of oil and gas reserves over the economic life of a property. Future cash flows are based upon our independent engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling.

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

    10. We are subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business. Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include: discharge permits for drilling operations; bonds for ownership, development and production of oil and gas properties; reports concerning operations; and taxation. Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

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

    12. Shut-in wells will curtail production and our revenues. Production from gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where our operations will be conducted. In such event, it is possible that there will be no market or a very limited market for our prospects. It is customary in many portions of Oklahoma and Texas to shut-in gas wells in the spring and summer when there is not sufficient demand for gas.

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

    We lease our office space at 2401 Fountain View Drive, Suite 1008, Houston, Texas 77057 pursuant to a written lease agreement with Insite Realty. The lease is paid monthly at a rate of $1606.50. Management believes that additional office space will be required as our business grows.

ITEM 3. LEGAL PROCEEDINGS

    We are not subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders in the fiscal year ending June 2004.

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

Quarter ended	High Bid	Low Bid
2002
March 31	$0.72	$0.30
June 30	$0.76	$0.34
September 30	$0.76	$0.50
December 31	$0.55	$0.11
2003
March 31	$0.70	$0.78
June 30	$1.15	$0.32
September 30	$1.06	$0.18
December 31	$0.55	$0.23
2004
March 31	$0.39	$0.09
June 30	$0.31	$0.12

    As of June 30, 2004 there were approximately 164 shareholders of record of our common shares. This does not reflect persons or entities that hold stock through various brokerage firms or depositories.

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

Securities authorized for issuance under equity compensation plans

    The 2003 Nonqualified Stock Option Plan provides for the issuance of up to 5,000,000 stock options for services rendered to the Company. As of June 30, 2004, 1,500,000 have been granted and 1,250,000 have been exercised and 3,500,000 options are available for issuance.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	reflected in column (a)) (c)

Equity compensation
plans approved by
security holders	0	0	0

Equity compensation
plans not approved by
securities holders	250,000	$ 0.10	3,500,000

Total	250,000	$ 0.10	3,500,000

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

    Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. We have not generated enough revenues from operations to drill, complete and rework wells on our leases accordingly we must raise cash from sources other than the sale of oil or gas found on our property. The Company expects to raise capital through the sale of securities or the arrangement of loans. As of the date hereof, we have not made sales of additional securities and there is no assurance that we will be able to raise additional capital through the sale of securities in the future. Further, we have not initiated any negotiations for loans to us and there is no assurance that we will be able to raise additional capital in the future through loans. In the event that we are unable to raise additional capital, we may have to suspend or cease operations.

MANAGEMENT DISCUSSION OF RESULTS OF OPERATIONS

KEY COMPARISONS
					Stockholders
	Revenues	Expenses	Assets	Liabilities	Equity
2001	$0	$71,387	$10,231	$770	$11,271
2002	0	25,088	0	4,190	(141,90)
2003	863,501	23,326,465	5,880,802	2,636,086	3,244,716
2004	587,791	3,425,374	5,152,587	2,548,701	2,603,886

INCOME STATEMENT

Oil and Gas Revenues

For the year ending June 30, 2004, oil and gas revenues decreased from $619M to $424M due to a 54% decrease in volumes. This is partially offset by a 7% increase in oil and gas prices.

Drilling Income

For the year ending June 30, 2004, drilling income decreased from $95M to a loss of $18M, a 119% decrease. This is a result of non-utilization of drilling assets.

Executive Compensation

For the year ending June 30, 2004, executive compensation was increased by 13% due to the engagement of consultants pursuant to the development of the business strategy of the Company.

Lease Operating Expense

For the year ending June 30, 2004, lease operating expense decreased by 21%. This is primarily a result of decreased workovers and decreased production.

Dry Hole Costs

For the year ending June 30, 2004, dry hole costs of $262M was recorded as a result of unsuccessful drilling operations on the Mitchell #3 Well in Waller County, Texas.

Depreciation, Depletion and Amortization

For the year ending June 30, 2004, a 64% increase of depreciation, depletion and amortization was recorded resulting from higher per unit expenses.

Interest and Finance Expenses

For the year ending June 30, 2004, interest and finance expenses decreased by 33% resulting from funds being advanced by a related party at reduced expense to the company.

BALANCE SHEET

Accounts Payable Related Party

For the year ending June 30, 2004, accounts payable of affiliates increased from $196M to $1,295M as a result of year end accruals and amount owed to company management.

Workovers

The company did not undertake any substantial workovers during 2004. As of the date of this filing, no substantial workovers have been undertaken pending receipt of additional capital.

Financial Condition, Liquidity and Capital Resources

The Company continues to incur operating expenses in excess of net revenue and will require capital infusions to sustain the company until operating results improve. The Company may not be able to obtain such infusions in a timely manner and as a result may incur liquidity imbalances.

This discussion should be read in conjunction with other discussions included in this document and with prior year's financial statements. Some of the statements are "Forward Looking Statements" and are thus prospective. As discussed, these forward-looking statements are subject to risks, uncertainties and other factors that could cause results to differ materially for the results expressed or implied by such statements.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors
Texen Oil and Gas, Inc,
Houston, Texas
USA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of TexEn Oil & Gas, Inc. as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TexEn Oil & Gas, Inc. as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster,
P.S. Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 4, 2004

TEXEN OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2004	2003

ASSETS
CURRENT ASSETS
Cash	$46,295	$8,879
Accounts receivable - affiliates	397,717	407,805
Accrued oil and gas sales	43,350	74,697
Prepaid insurance and other assets	5,501	6,975
Total Current Assets	492,863	498,356

PROPERTY AND EQUIPMENT
Oil and gas, on the basis of successful efforts accounting:
Unproved property	147,108	147,108
Proved properties, developed and undeveloped	25,854,207	25,861,305
Less accumulated depreciation, depletion, amortization
and impairments	(21,530,926)	(20,977,316)
Net Oil and Gas Assets	4,470,389	5,031,097

OTHER PROPERTY AND EQUIPMENT
Other property and equipment	275,867	410,232
Less accumulated depreciation	(86,532)	(58,883)
Net Other Property and Equipment	189,335	351,349

TOTAL ASSETS	$5,152,587	$5,880,802

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

(continued)

	June 30,	June 30,
	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,295,327	$218,861
Accounts payable - related party	388,266	328,593
Accrued interest - related party	-	22,484
Advances from affiliates	715,108	560,801
Notes payable	-	1,200,000
Notes payable - related party	150,000	-
Total Current Liabilities	2,548,701	2,330,739

Long term debt - notes payable -related party	-	305,347

TOTAL LIABILITIES	2,548,701	2,636,086

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value;
92,517,643 and 45,184,310 shares issued and
outstanding, respectively	925	451
Additional paid-in capital	29,886,441	26,214,782
Stock options	95,175	844,150
Accumulated deficit	(27,378,655)	(23,814,667)
Total Stockholders' Equity	2,603,886	3,244,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,152,587	$5,880,802

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30

	2004	2003
REVENUES
Oil and gas sales	$423,769	$619,271
Drilling revenues	164,022	244,230
TOTAL REVENUES	587,791	863,501

COST OF REVENUES
Drilling costs	181,985	148,970

GROSS PROFIT FROM DRILLING
AND PRODUCTION	405,806	714,531

E X P E N S E S
Impairment loss	-	20,407,559
Compensation	1,188,867	1,049,150
Production costs	711,762	899,026
Intangible drilling	-	40,298
General and administrative expense	350,096	143,048
Legal and accounting	310,690	296,752
Dry hole costs	262,002	107,505
Depreciation, depletion and amortization	581,260	353,611
Production taxes	20,697	29,516
TOTAL EXPENSES	3,425,374	23,326,465

OPERATING LOSS	(3,019,568)	(22,611,934)

OTHER EXPENSES
Interest and finance expenses	(544,420)	(807,316)
TOTAL OTHER EXPENSES	(544,420)	(807,316)

LOSS BEFORE INCOME TAXES	(3,563,988)	(23,419,250)

INCOME TAXES	-	-

NET LOSS	$(3,563,988)	$(23,419,250)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.05)	$(0.52)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	69,117,169	44,829,466

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

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

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(continued)

Issuances of common stock as follows:
- for exercise of options and accrued consulting to
officer at $0.10 per share	1,250,000	10	753,790	(653,800)	-	100,000
- issuance of stock for consulting at an average
of $0.27 per share	1,500,000	18	447,482	-	-	447,500
- issuance of stock for consulting at an average
of $0.15 per share	1,333,333	13	199,987	-	-	200,000

Issuance of common stock for settlement of debt and
forgiveness of interest	40,000,000	400	1,646,508	-	-	1,646,908

- issuance of stock for consulting at an average
of $0.29 per share	500,000	5	144,995	-	-	145,000

Issuance of stock for financing fees at $0.14 per share	2,500,000	25	337,475	-	-	337,500

Issuance of stock for financing fees at $0.18 per share	250,000	3	46,247	-	-	46,250

Rescission of options granted to officer for services	-	-	95,175	(95,175)	-	-

Net loss for the year ended June 30, 2004	-	-	-	-	(3,563,988)	(3,563,988)

Balance, June 30, 2004	92,517,643	$925	$ 29,886,441	$95,175	$(27,378,655)	$2,603,886

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2004	2003

CASH FLOWS FROM OPERATING
ACTIVITIES
Net
loss	$(3,563,988)	$ (23,419,250)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation, depletion and
amortization	581,260	353,611
Impairment loss	-	20,407,559
Forgiveness of related party interest	156,920	-
Stock issued for consulting	792,500	-
Stock issued for financing costs	383,750
Expenses paid with officer loans	98,403
Dry hole costs-Non-cash portion	197,697
Interest and finance cost paid by note
payable	-	785,000
Options issued for services	-	844,150
Decrease in accounts receivable -
affiliates	10,088	(78,736)
Decrease in advances receivable from
affiliates	-	42,399
Decrease in accrued oil and gas sales	31,347	(39,385)
Decrease in prepaid insurance	1,474	(2,468)
Increase in accounts payable and
accrued expenses	1,098,950	(92,107)
Increase in accounts payable and
advances to related parties	37,189	932,462
Decrease in interest payable	(22,484)	-

Net cash used by operating activities	(196,894)	(266,765)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of wells, related equipment and
facilities	(9,162)	(9,231)
Purchase of machinery and equipment	(12,073)	(14,794)
Net cash used by investing activities	(21,235)	(24,025)

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable - related party		295,347
Proceeds from note payables	500,000
Payments on notes payable	(500,000)
Proceeds from loans payable - related
parties	255,545	113,284
Payments to loans payable - related parties	-	(108,962)
Net cash provided by financing activities	255,545	299,669

Increase (decrease) in cash	37,416	8,879

Cash, beginning of period	8,879	-

Cash, end of period	$46,295	$8,879

SUPPLEMENTAL CASH FLOW
DISCLOSURES:

Interest paid	$110,695	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for acquisition of subsidiaries	$-	$23,349,851
Stock issued for acquisition of
management rights	$-	$15
Stock issued for acquisition of working
interest
and net revenue interest	$-	$2,484,140
Stock issued for stock dividend
Stock issued for debt settlement	$1,646,908	$-
Stock options issued to officer for services	$-	$844,150
Impairment loss on oil and gas producing
properties	$-	$20,407,559
Interest and finance costs paid by note
payable	$-	$785,000

Advance to affiliate paid by note payable		415,000
Stock issued for consulting services	$792,500

Expenses paid by officers loans	$98,403	$-
Stock Issued for financing costs	$383,750

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

Property and Equipment
Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Oil and gas assets are subject to depreciation, depletion and amortization utilizing a unit of production method. Depreciation for drilling equipment and other assets are subject to the straight-line method over the estimated useful lives of the related assets, which range from five to ten years.

Future Development and Abandonment Costs
Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production platforms, gathering systems and related structures and restoration costs of land. In reviewing the assets in Brookshire and Gohlke, we have determined that the costs to plug and abandon these wells are approximately equal to the salvage value of associated production facilities. We will continue to review these estimates and the Statement of Financial Accounting Standards (SFAS) No 143 requirements on an annual basis.

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

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (Continued)
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

At June 30, 2004 and 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Successful Efforts Accounting
The company accounts for its oil and gas exploration and development activities utilizing the successful efforts method of accounting. Under this method, cost of productive exploratory wells, developmental dry hole and productive wells and undeveloped leases are capitalized. Oil and gas acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but such costs are charged to expense if and when the well is determined not to have found reserves in commercial quantities.

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

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Successful Efforts Accounting (Continued)
On the sale of an entire interest in an unproved property, gain or loss on the sale is recorded, with recognition given to the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Capitalized Interest
The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the years ended June 30, 2004 and 2003.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 13.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit during exploration stage in the amount of $27,378,655 for the period of September 2, 1999 (inception) to June 30, 2004 and a net loss in the amount of $3,563,988 during the year ended June 30, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental Remediation and Compliance (Continued)
Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. At June 30, 2004, the Company accrued $10,750 for compliance with environmental regulations.

Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability.

Principles of Consolidation
The financial statements include those of TexEn Oil & Gas, Inc., Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Brookshire Drilling Services, Inc., Yegua, Inc., and BWC Minerals, L.L.C. All significant inter-company accounts and transactions have been eliminated.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there is no impact upon the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2004 and for hedging relationships designated after June 30, 2004. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company as the Company has not issued any derivative instruments or engaged in any hedging activities as of June 30, 2004 or 2003.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change in disclosure requirements due to SFAS 148 as adopted by the Company during the year ended June 30, 2004.

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

Revenue Recognition
Oil and gas revenues are recorded using the accrual method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas produced.

Accounts Receivable
The Company carries its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and writes off receivables that are considered non-collectible.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company within 90 days of invoicing. At that time, the Company will discontinue accruing interest and pursue collection. If a payment is made after pursuing collection, the Company will apply the payment to the outstanding principal first and resume accruing interest. Accounts are written off as non-collectible if no payments are received within 90 days after initiating collection efforts.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)
Accrued oil and gas sales consist of amounts due as of June 30, 2004, but not collected until July 2004.

NOTE 3 - COMMON STOCK

During the year ended June 30, 2003, the Company issued 22,885,381 shares of its common stock for acquisition of its fully owned subsidiaries. In addition, the Company had the following issuances of common stock: 1,500,000 shares of its common stock to Sanka, L.L.C. ("Sanka") in exchange for the management rights of Sanka, L.L.C.; 588,000 shares of its common stock in exchange for an assignment of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in a certain oil and gas lease located in Concho County, Texas; 500,000 shares of its common stock in exchange for the conveyance of a 100% working interest with a 75% net revenue interest in and to the leasehold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas; and 1,250,000 shares of its common stock in exchange for a 5% working interest in the Brookshire Dome Field located in Waller County, Texas. The shares issued in acquisitions were valued at their fair market value on the date of issuance, except for shares issued to affiliates which were valued at the carryover basis in the assets acquired. A major shareholder of the Company rescinded 26,987,950 shares of the Company's common stock in order to prevent dilution of stockholders' interest, from these issuances. The rescission of these shares was recorded at the stock's par value. As of June 30, 2003, the company had 45,184,310 shares issued and outstanding.

During the year ended June 30, 2004, the Company issued a total of 47,333,333 shares of its common stock as follows: 40,000,000 shares issued to Tatiana Golovina for conversion of debt; 1,333,333 shares issued to Crescent Fund for public relations consulting; 2,500,000 shares issued to non-associated financing parties for additional compensation on financing; 500,000 shares issued to Pinnacle Research for consulting services; 1,250,000 to Woodburn Holdings for consulting services; 1,500,000 shares issued to associated consultants for consulting services, and 250,000 shares issued to MJB Limited for consulting services. As of June 30, 2004, the Company had 92,517,643 shares issued and outstanding.

NOTE 4 - RELATED PARTIES

In 2003, Tatiana Golovina, a shareholder of the Company and previous President and CEO loaned the Company approximately $1,646,000 for operations. In December of 2003, Ms. Golovina's loan of $1,646,508 was forgiven in exchange for 40,000,000 shares of Company stock. In 2004, Ms. Golovina loaned the company $715,108.

In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd.

("Woodburn") which was made effective June 1, 2002 and calls for monthly consulting fees in the amount of

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 4 - RELATED PARTIES (continued) $15,000. Under terms of this agreement, Woodburn's designated consultant provides managerial, administrative and other services as the Company's chief executive officer. Although the consulting agreement had an original length of eighteen months, the agreement was rescinded subsequent to the date of these financial statements in June 2004. In December 2003, Woodburn entered into a new agreement to advise the Company in its oil and gas operations. The agreement is for a period of one year, with successive six-month renewable terms by mutual agreement of the parties. Options to purchase 250,000 shares of common stock were given as compensation and exercised.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Regulatory Issues
The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. As of June 30, 2003, the Company has accrued $10,750 as a settlement loss for environmental cleanup as assessed by the Texas Railroad Commission, which was paid in 2004. The Company is unaware of any other pending litigation or of past or prospective environmental matters which could impair the value of its properties. As of June 30, 2004, the Company is not aware of any pending litigation of regulatory issues.

Farmout Agreements
There were no significant farmout agreements entered into during the years ending June 30, 2004 or 2003.

Consulting Agreements
During the year ending June 30, 2004, the Company entered into a consulting agreement with Pinnacle Research and Consulting Group Ltd. ("Pinnacle") to provide consulting services for oil and gas operations. This agreement became effective December 18, 2003 and options to acquire 500,000 shares of common stock were given as compensation and exercised. During the year ending June 30, 2004, the Company entered into consulting agreements with Woodburn Holdings Ltd. ("Woodburn") to provide consulting services for oil and gas operations. Stock options to acquire 1,250,000 shares of common stock were given as compensation and exercised. During the year ending June 30, 2004, the Company entered into a consulting agreement with Crescent Fund, Inc. to provide public relations consulting services. 1,333,333 shares of common stock were issued under the SEC Rule 144. Subsequently, the Company rescinded and canceled its agreement with Crescent Fund, Inc., and issued an administrative order to cancel the 1,333,333 shares and demanded the return of said stock certificate. The outcome of this situation has yet to be determined. In addition, during the year ending June 30, 2004, the Company entered into various consulting agreements and issued 1,500,000 shares for field operating consulting and accounting consulting.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

Leases
The Company has a lease beginning in June 2004 on office space requiring payments of $1,607 every month, which is accounted for as an operating lease and is through November 2005. Future lease obligations are $19,284 and $8035 for 2005 and 2006.

NOTE 6 - NOTES PAYABLE

At June 30, 2004 and 2003, the Company's notes payable consisted of the following:

	2004	2003
Tatiana Golovina, (a shareholder of the Company),
unsecured, interest at 10%, due on February 14, 2004
	$-	$155,347

Tatiana Golovina, (an officer and shareholder of the
Company), unsecured, interest at 10%, dated
September 17, 2002.	150,000	150,000

Mathon Fund I, LLC, secured by deed of trust on real
property and personal guarantee, finance charges in
the amount of $785,000 included in principal,
original agreements dated January 31, 2003 and
February 7, 2003, extended on April 28, 2003, due
on August 15, 2003. Note was retired in the second
quarter of year ending December 2003.	-	1,200,000

Total	150,000	1,505,347

Less current portion of notes payable	150,000	1,200,000

Total long term portion	$-	$305,347

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

Brookshire Dome Field
During the year ended June 30, 2003, the Company acquired a 77.75% working interest ownership in approximately 1,440 gross leasehold acres and 550 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas through acquisition of Texas Brookshire Partners, Inc. as a wholly owned subsidiary. The Company also acquired an additional 5% working interest ownership in this field through the issuance of 1,250,000 shares of its common stock, and another 8.70% working interest ownership in this field through the acquisition of BWC Minerals, L.L.C. as a wholly owned subsidiary. As of June 30, 2003, the Company has effectively acquired a total working interest of 91.45% in this field. (See Note 3.) This working interest ownership position consists of 26 wells drilled to date and one water injection well. As of June 30, 2004, 6 wells were producing oil.

Brookshire plans to drill additional developmental wells on the existing Brookshire leasehold acreage and to purchase, farm-in or participate in the acquisition of additional leasehold acreage on which to drill more wells.

Helen Gohlke Field
During 2003, the Company acquired a 100% working interest and a 70% net revenue interest in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas through acquisition of Texas Gohlke Partners, Inc. as a wholly owned subsidiary. This field comprises approximately 4,800 gross and net leasehold acres which are located under nine different oil, gas and mineral leases in Victoria and DeWitt Counties, Texas.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 8 - OIL AND GAS PROPERTIES (continued)

Helen Gohlke Field
Over 60 wells have been drilled in this field, with 8 wells currently producing. The Company intends to drill and develop seismic leads from this field within the next few months.

Other Oil and Gas Properties
On September 23, 2002, the Company issued 588,000 shares of its common stock to Sanka, Ltd. ("Limited") in exchange for an assignment from Sanka Exploration Company ("Exploration") of a 98% working interest in, and a 75% net revenue interest in approximately 255.21 gross leasehold acres and net leasehold acres in oil and gas leases located in Concho County, Texas.

On September 21, 2002, the Company issued 500,000 shares of its common stock for 100% working interest with a 75% net revenue royalty interest in the leasehold ownership at the Trull Heirs #1 well bore located in Calhoun County, Texas.

These transactions were valued at the fair market value of the Company's common stock on the date of the acquisitions.

NOTE 9 - CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily two affiliated customers and these receivables are not collateralized. At June 30, 2004 and 2003, the Company's accounts receivable from these customers totaled $397,717 and $405,805, respectively.

NOTE 10 - STOCK OPTIONS

In April 2003, the Company and Board of Directors adopted the 2003 Nonqualified Stock Option Plan of Texen Oil & Gas, Inc. under which 5,000,000 shares of common stock are available for issuance with respect to awards granted to officers, directors, management, employees and other consultants of the Company and/or its subsidiaries. None of the stock options issued by the company were under a shareholder approval plan.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the year ended June 30, 2004: dividend yield of zero percent; expected volatility of one hundred and fifty eight percent; risk-free interest rate of four percent.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 10- STOCK OPTIONS (Continued)

Following is a summary of the status of these performance-based options during the years ending June 30, 2004 and 2003:

		Weighted Average
	Number	Exercise Price per
	of Shares	share

Outstanding at July 1, 2002	0	$-
Granted	1,500,000	0.10
Outstanding at June 30, 2003	1,500,000	$0.10

Options exercisable at June 30, 2003	1,500,000	$0.10

Weighted average for value of options
granted during the year ended June 30, 2003	$0.56

		Weighted Average
	Number	Exercise Price per
	of Shares	share

Outstanding at July 1, 2003	1,500,000	$0.10
Revised Grant	250,000	$0.10
Exercised	1,250,000	$0.10
Forfeited	250,000	$0.10

Outstanding at June 30, 2004	250,000	$0.10

Options exercisable at June 30, 2004	250,000	$0.10

Weighted average for value of options
granted during the year ended June 30, 2004	$0.00

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 10- STOCK OPTIONS (Continued)

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's existing stock option plans as of June 30, 2004.

		Weighted	Remaining		Weighted
		Average	Contractual		Average
Exercise	Number of	Exercise	Life	Number	Exercise
Prices	Options	Price	(in years)	Exercisable	Price

$0.10	250,000	$0.10	1.91	250,000	$0.10

NOTE 11 - IMPAIRMENT OF LONG-LIVED ASSETS

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

No additional impairment was deemed necessary by the Company for the year ended June 30, 2004.

NOTE 12 - INCOME TAXES

At June 30, 2004 and 2003, the Company had net deferred tax assets of approximately $1,620,000 and $842,000, calculated at projected income tax rates of 34%. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at June 30, 2004 and 2003. The significant components of the deferred tax assets at June 30, 2004 and 2003 are as follows:

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 12 - INCOME TAXES (continued)

	June 30, 2004	June 30, 2003

Net operating loss carryforward before adjustments	$3,563,988	$23,541,000

Less:

Stock options issued under an unqualified plan	(1,276,250)	(844,150)

Impairment of assets	0	(20,407,559)

Effective net operating loss carryforward	2,287,738	2,289,291

Expected tax rate	34%	34%

Deferred tax asset	777,000	778,000

Deferred tax asset valuation allowance	(777,000)	(778,000)

Deferred tax asset after valuation allowance	$-	$-

At June 30, 2004 and 2003, the Company has net operating loss carryforwards of approximately $4,700,000 and $2,400,000 respectively. These net operating losses would begin to expire in the year 2020.

NOTE 13 - SUBSEQUENT EVENTS

Officers and Directors
During the year ending 2004, the Company appointed Tatiana Golovina as the new President and Secretary. Subsequent to these financial statements, in July 2004, Tatiana Golovina resigned and Michael Sims was appointed as the new President and Secretary.

Stock Options
Subsequent to the date of these financial statements, outstanding and exercisable stock options were exercised for 1,250,000 shares of the Company's common stock at $0.10. The options were exercised in payment of accrued consulting fees.

Workovers
The company did not undertake any substantial workovers during 2004. As of the date of this filing, no substantial workovers have been undertaken pending receipt of additional capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

The directors and officers, their ages and positions held as of October 22, 2004 are listed below. Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name	Position Held
Michael Sims	President, Principal Executive Officer, Secretary,
Treasurer, Principal Financial Officer and sole member of
the Board of Directors

The following describes the business experience during the past five years of our directors and executive officers, including for each director, other directorships held in reporting companies.

Michael Sims has been our President since July 21,2004. Mr. Sims has been involved with Texen Oil and Gas most recently as Vice President of the Company from November 11, 2003 to July 21, 2004 and was involved as a consultant to the company prior to that. During the last 5 years Mr. Sims has been self-employed as an advisor for oil and gas exploration companies.

Tatiana Golovina was our Secretary and Director from October 8, 2003 to November 11 2003 and our President, Principal Executive, Treasurer and Principal Financial Officer from November 11, 2003 to July 21,2004. During the previous five years, Ms. Golovina has been self-employed.

On November 10, 2003, Donald Beckman resigned as an officer and director. At the time of resignation, Mr. Beckman was paid $8,000 for services rendered.

On June 26, 2003, John F. Templeton resigned as a member of the board of directors and was removed as president.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Ms. Golovina is delinquent in filing her Form 3 and multiple Form 4s. Mr. Beckham did not file a Form 3 which was due upon his appointment as an officer and director on October 15, 2003. Mr. Beckman has since resigned as an officer and director.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of the directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to our June 2003 10KSB filed on November 12, 2003. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. We have not made any changes in year ending 2004.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
					Restricted	Securities
Name and				Other Annual	Stock	Underlying	LTIP	All Other
Principal Position				Compensation	Award(s)	Options /	Payouts	Compens
[1]	Year	Salary ($)	Bonus ($)	($)	($)	SARs (#)	($)	ation ($)

Michael Sims	2004	120,000	0	0	0	0	0	0
President, CEO,	2003		0	0	0	0	0	0
Secretary/Treasurer,
CFO and Director
		80,000
Tatiana Golovina	2004	0	0	0	0	0	0	0
President, CEO,	2003		0	0	0	0	0	0
Secretary, Treasurer,
CFO and Director
(resigned)

Donald Beckham	2003	0	0	0	0	0	0	0
President, CEO,
Treasurer, CFO and
Director (resigned)

Robert M. Baker	2004	25,000	0	0	0	1,250,000	0	0
President, CEO,	2003	15,000
Treasurer, CFO and
Director
(resigned)

Kjeld Werbes	2003	0	0	0	0	0	0	0
Secretary
Director
(resigned)

John F. Templin	2003	0	0	0	0	0	0	0
President
(terminated as
President, resigned
as Director

[1] All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2003 Incentive Stock Option Plan. Under this Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 5,000,000 shares in the plan. 1,250,000 shares have been issued as a result of the exercise of options. 3,750,000 shares remain in the plan.

Option Grants to Officers and Directors During the Last Fiscal Year

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise of Base
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Expiration Date

Robert M. Baker [1]	1,250,000	100%	$ 0.10	April 27, 2006

[1] Mr. Baker exercised his options. The exercise price was offset against money owed to Mr. Baker.

Aggregated option/SAR Exercised by Officers and Directors in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options/SARs at FY-
			Options/SARs at FY-End (#)		End ($)
Shares
	Acquired on	Value
	Exercised	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert Baker	1,250,000	Unknown	0	0	$ 0	$ 0

Future Compensation of Our Officers

For the fiscal year ending June 30, 2004, we intend to pay Michael Sims, our president, chief executive officer, secretary, treasurer and chief financial officer a base salary of $120,000. We have not determined if options will be granted to him in the fiscal year ending June 30, 2004.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure other than our 2003 Incentive/or Nonqualified Stock Option Plan.

Compensation of Directors

We do not have any plans to compensate our directors in the immediate future. We do intend to grant our directors options for serving on our Board of Directors. For fiscal year ending June 30, 2004, we have not determined the compensation that we may grant our directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 22, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all directors and officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of owner and	Number of		Percentage of
Address of Beneficial	Shares	Position	Ownership
Owner
Tatiana Golovina	47,165,664	Director	51%
181 Kensington High Street
London W86SH
United Kingdom

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

In 2003, Tatiana Golovina, a shareholder of the company and previous President and CEO lent us approximately $1,646,508 for our operations. In December of 2003, Ms. Golovina's loan of $1,646,508 was forgiven in exchange of 40,000,000 shares of the Company stock. In 2004, Ms. Golovina loaned the company $715,108.

Mr. Robert Baker had an employment contract, as CEO and President, with us through Woodburn Holdings Ltd., a corporation he owns and controls. The company issued Woodburn Holdings Ltd., stock options to acquire up to 1,250,000 shares of out common stock at $0.10 per share, which exercised. The company also paid Woodburn Holdings Ltd. $25,000 in compensation.

ITEM 13. Reports on Form 8-K and Exhibits

Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2004:

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

On June 21, 2004, the Company reported that they have completed the relocation of the company's new corporate offices to 2401 Fountain View Drive, Suite 1008, Houston, Texas, 77057.

On July 22, 2004, the Company reported that Michael Sims was named as President and CEO, replacing Tatiana Golovina.

On July 30, 2004, the Company reported that they completed the rework of a well on the Gohlke fiels and a well on the on Brookshire property.

On August 3, 2004, the Company reported that the CEO conducts interview on PRBroadcast.com

On August 11, 2004, the Company reported that the CEO conducts interview on CEOCast and is in talks regarding additional leases on Brookshire property.

On August 18, 2004, the Company reported that they completed reworks on two wells on the Brookshire property.

On August 25, 2004, the Company reported that they completed reworks on an additional well on the Brookshire property and plan to begin reworks on the Helen Gohlke field.

On August 26, 2004, the Company reported that the CEO conducts interview with WallStreeReporter.com

On September 27, 2004, the Company reported that they have commenced plans to rework a well on the Helen Gohlke field.

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94631 on January 13, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.

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

10.1      Marketing Contract

The following Exhibits are incorporated herein by reference from our Form 10KSB Annual Report filed with the Securities and Exchange Commission, on November 12, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

14.1      Code of Ethics
99.1      Audit Committee Charter
99.2      Disclosure Committee Charter

The following exhibits are filed with this report:

23.1	Consent of Williams & Webster, P.S. Certified Public Accountants.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of
1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.3	Lease agreement with Insite Realty for office space
99.4	Stock Purchase Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of November, 2004.

TEXEN OIL & GAS, INC.
(Registrant)

BY:	/s/ Michael Sims
Michael Sims, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, and sole member of the Board of
Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Michael Sims	President, Principal Executive Officer,	November 5, 2004
Michael Sims	Secretary, Treasurer, Principal Financial
Officer, and sole member of the Board of
Directors