Form 10QSB
period 2004-09-30
TEXEN OIL & GAS INC
filed 2004-11-15
CIK 1102944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2004

        OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from __________ to ___________

Commission File Number 000-33193

TEXEN OIL & GAS INC.
(Exact name of small business issuer as specified in its charter.)

Nevada	90-0082485
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2401 Fountain View Drive
Suite 1008
Houston, Texas 77057
(Address of principal executive offices)

(713) 782-5758
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

TEXEN OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2004	2004
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$95,348	$46,295
Accounts receivable - related party	436,567	397,717
Accrued oil and gas sales	98,000	43,350
Prepaid insurance	5501	5501

Total Current Assets	$635,416	$492,863

OIL AND GAS PROPERTIES, ON
THE BASIS OF SUCCESSFUL
EFFORTS ACCOUNTING
Unproved property	147,108	147,108
Proved Property, developed and
undeveloped wells, related
equipment and facilities
	26,015,406	25,854,207
Less accumulated depreciation,
depletion, and amortization and
impairments	(21,740,606)	(21,530,926)

Net Oil and Gas Properties	$4,421,908	$4,470,389
OTHER PROPERTY AND
EQUIPMENT
Other property and equipment	275,867	275,867
Less accumulated depreciation	(88,320)	(86,532)
Total Other Property and
Equipment	187,547	189,335

TOTAL ASSETS	$5,244,871	$5,152,587

See notes to interim financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
	September 30,	June 30,
	2004	2004
	(Unaudited)	(Unaudited)
LIABILITIES AND STOCKSHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,858,407	$1,295,327
Accounts payable - related party	555,366	388,266
Advances from affilites	866,920	715,108
Notes payable - related party	150,000	150,000

Total Current Liabilities	3,430,693	2,548,701

TOTAL LIABILITIES	$3,430,693	$2,548,701

SHAREHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized,
$0.00001 par value	925	925
Additional paid-in capital	29,886,441	29,886,441
Stock options	95,175	95,175
Accumulated deficit	(28,168,363)	(27,378,655)
TOTAL STOCKHOLDERS' EQUITY	1,814,178	2,603,886

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$5,244,871	$5,152,587

See notes to interim financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Oil and gas sales	$286,640	$124,513
Drilling revenues	-	114,127
TOTAL REVENUES	286,640	238,640

COST OF REVENUES
Drilling costs	25,964	55,229

GROSS PROFITS FROM DRILLING
AND PRODUCTION	$260,676	$183,411
E X P E N S E S
Lease operating	604,811	195,202
Oil and gas leases	-	1,845
Compensation	25,000	55,000
General and administrative expense	70,831	25,807
Legal and accounting	50,000	64,424
Dry hole costs	-	253,648
Depreciation, depletion and amortization	211,466	161,800
Production taxes included in lease operating)		5,861
TOTAL EXPENSES	$962,108	$763,587
OPERATING LOSS	$(701,432)	$(580,176)
OTHER EXPENSES
Interest and finance expenses	-	(34,786)
TOTAL OTHER EXPENSES	$(701,432)	$(614,962)
LOSS BEFORE INCOME TAXES	$(701,432)	$(614,962)
INCOME TAXES	-	-
NET LOSS	$(701,432)	$(614,962)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	92,517,643	45,271,267

See notes to interim financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30, 2004
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(701,432)	$(614,962)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation, depletion and amortization	211,466	161,800
Common stock issued for accrued consulting fees	-	100,000
Increase in accounts receivable - related party	38,850	(82,284)
Decrease in advances receivable from related party	-	3,954
Decrease in accrued oil and gas sales	(54,650)	33,065
Decrease in prepaid insurance	-	1,927
Increase in employee advances	-	(2,500)
Decrease in leasehold costs	-	1,845
Decrease in intangible drilling costs	-	195,736
Increase in accounts payable	563,080	47,415
Increase in accounts payable - related party	179,938	148,718
Decrease in accrued consulting - related party	-	(130,000)
Increase (decrease) in accrued expenses	-	(33,491)
Increase in accrued interest - related party	-	34,532
Decrease in settlements payable	-	(10,750)
Increse in advances from related party	-	38,373
Cash Adjustment	(27,000)	-
Net cash used by operating activities	$210,252	$(106,622)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of wells, related equipment and facilities	161,199	(4,138)
Purchase of machinery and equipment	-	11,248
Net cash used by investing activities	161,199	7,110

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related parties	-	94,398
Payment to related party payable	-	-
Net cash provided by financing activities	-	94,398
Net increase (decrease) in cash	49,053	(5,114)
Cash, beginning of period	46,295	8,879
Cash, end of period	$95,348	$3,765

See notes to interim financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended
	September 30, 2004
	2004	2003
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES:
Interest paid	$0	$0
Income taxes paid	$0	$0
NON-CASH INVESTING AND FINANCING
TRANSACTIONS:
Stock issued for accrued consulting fees -	$0	$100,000
related party

Loan payable - related party for payment of	$0	$1,200,000
delinquent note

See notes to interim financial statements.

TEXEN OIL & GAS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2004. In the opinion of management, all required adjustments, which consist of normal re-occuring accruals, have been made to the financial statements. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

TexEn Oil & Gas, Inc. (hereinafter "TexEn" or "the Company") filed for incorporation on September 2, 1999 under the laws of the State of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company changed its name from Palal Mining Corporation to TexEn Oil & Gas, Inc. on May 15, 2002 upon obtaining approval from its shareholders and filing an amendment to its articles of incorporation. The Company shall be referred to as "TexEn" or "TexEn Oil & Gas, Inc." even though the events described may have occurred while the Company's name was Palal Mining Corporation. The Company's fiscal year end is June 30.

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

TEXEN OIL & GAS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Support equipment, trucks etc are other property and equipment and other property equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to twenty years. Accumulated Depreciation amounted to $88,320 and $45,552, respectively, for the periods ended September 30, 2004 and 2003.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss in the amount of $701,432 during the three months ended September 30, 2004.

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

NOTE 3 - COMMON STOCK

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

During the three months ended September 30, 2003 and included in the June 30, 2004 summary, a former officer, to whom options with a fair market value of $653,800 had been previously issued, exercised the options and purchased 1,000,000 shares of common stock. The exercise price of the stock of $100,000 was exchanged for accrued consulting fees due to this former officer.

During the three months ended September 30, 2004, the Company issued not additional common stock, options or warrants.

TEXEN OIL & GAS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 4 - RELATED PARTIES

During 2004 and 2003, Tatiana Golovina, a shareholder and previous President of the Company, advanced and loaned the Company approximately $866,000 and $1,646,000, respectively. The advance totaling $1,646,508 in 2003 was converted into 40,000,000 shares of common stock.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Regulatory Issues

The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. As of June 30, 2003, the Company has accrued $10,750 as a settlement loss for environmental cleanup as assessed by the Texas Railroad Commission, which was paid in 2004. The Company is unaware of any other pending litigation or of past or prospective environmental matters which could impair the value of its properties. As of September 30, 2004, the Company is not aware of any pending litigation of regulatory issues.

Farmout Agreements

There were no significant farm out agreements entered into during 2003 or through September 30, 2004.

Consulting Agreements

During the first quarter ending September 30, 2004 no significant consulting agreements were entered into.

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
September 30, 2004

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

Leases

The Company has a lease on office space requiring payments of $5,584 every six months, which is accounted for as an operating lease. The currently monthly obligations are $1,607.

NOTE 6 - NOTES AND LOANS PAYABLE

At September 30, 2004 and September 30, 2003 the Company's notes and loans payable consisted of the following:

	September 30,	September 30,
	2004	2003

Tatiana Golovina, (an officer and shareholder of the Company),
unsecured, interest at 10%, due on February 14, 2004	$0	$155,347

Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 10%, dated September 17, 2002, due on September
17, 2004.	150,000	150,000

Tatiana Golovina, (an officer and shareholder of the Company),
unsecured, interest at 18%, dated August 15, 2003, due on demand.	0	1,200,000

Note payable	150,000	1,505,347

Less current portion of notes and loans payable	150,000	1,200,000

Total long term portion	$0	$305,347

TEXEN OIL & GAS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 7 - CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily two affiliated customers and these receivables are not collateralized. At September 30, 2004 and June 30, 2004, the Company's accounts receivable from these customers totaled $397,717 and $436,567, respectively.

NOTE 8 - STOCK OPTIONS

The following is a summary of the status of these performance-based options during the year ended June 30, 2004 and the quarter ended September 30, 2004:

	Number	Weighted Average Exercise
	of Shares	Price per share

Outstanding at July 2003	1,500,000	$0.10
Granted	1,250,000	0.10
Exercised, expired or forfeited	1,500,000	0.10
Outstanding at June 30, 2004	250,000	$0.10

Options outstanding and exercisable at September 30, 2004	250,000	$0.10

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's existing stock option plans as of September 30, 2004.

		Weighted	Remaining		Weighted
		Average	Contractual		Average
Exercise	Number of	Exercise	Life	Number	Exercise
Prices	Options	Price	(in years)	Exercisable	Price

$0.10	250,000	$0.10	1.61	250,000	$0.10

TEXEN OIL & GAS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 10 - INCOME TAXES

At September 30, 2003 and June 30, 2003, the Company had net deferred tax assets of approximately $1,216,000 and $778,000, calculated at projected income tax rates of 34%. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax assets at September 30, 2004 and June 30, 2004 are as follows:

	September 30,	June 30,
	2003	2004

Net operating loss carryforward before adjustments	$2,877,441	$3,563,988

Less:
Loss for quarter	701,432	1,276,250
Stock options issued under non-qualified plans

Effective net operating loss carryforward	3,578,873	2,287,738
Expected tax rate	34%	34%

Deferred tax asset	1,216,000	777,000
Deferred tax asset valuation allowance	1,216,000	(777,000)

Deferred tax asset after valuation allowance	$-	$-

TEXEN OIL & GAS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 11 - SUBSEQUENT EVENTS

Officers and Directors

During the year ending 2004, the Company appointed Tatiana Golovina as the new President and Secretary. Subsequent to these financial statements, in July 2004, Tatiana Golovina resigned and Michael Sims was appointed as the new President and Secretary.

ITEM 1. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 1. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

ITEM 1. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

Oil and Gas

	For the Three Months Ended	For the Three Months Ended
	September 30, 2004	September 30, 2003

Production:
Oil (bbls)	3,780	3,562
Gas (mcf)	27,720	5,721
Average Sales Price:
Oil (per bbl)	40.56	18.50
Gas (per mcf)	5.02	4.28

Revenue
Oil & Gas	286,640	124,513
Drilling	(25,964)	114,127

Total Revenue	260,676	238,640
Costs
Development Costs	161,199	55,229
Lifting Costs	604,811	195,202
Production Taxes (Including in lifting costs)	0	5,861

Operating Margin	(505,334)	(17,652)

ITEM 1. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Revenue

Oil and gas revenue increased from $124,513 for the three months ended September 30, 2003 to $286,640 for the three months ended September 30, 2004 primarily as a result of increased gas production in the Gohlke Field coupled with the increase in product prices. The oil and gas revenues were offset by a decrease in drilling revenues of $114,127 for the period.

Capital Expenditure

The company had capital expenditures of $161,199 during the period ending September 30, 2004, which included several workovers in the Gohlke Field. All costs incurred were developmental.

Depreciation, Depletion and Amortization

Depreciation, Depletion and Amortization increased for the period ending September 30, 2004 due to increased gas production.

Production Expenses

Production expenses increased to $604,811 for the period. This was a result of accruals made for the contract operator for the period. Management is currently in the process of reviewing all the charges and proposing settlement terms with the contract operator.

General and Administrative Expenses

All cost associated with the general and administrative function remain constant with the prior year.

Exploration Outlook

We expect to continue with the development of our current asset portfolio and we will be seeking new opportunities during the current fiscal year.

Financial Condition, Liquidity and Capital Resources

Our cash at September 30, 2004 is $95,348. Our current assets at September 30, 2004 is $635,416. Our current liabilities are $3,430,693 at September 30, 2004. Our working capital deficit at September 30, 2004 is $2,795,277. We currently generate approximately $87,000 per month in revenues. Our cost of operations is approximately $201,000. We continue to operate at a loss. In the event we are unable to develop a positive cash flow, we will have to cease operations or sell off sufficient producing properties to begin operating profitably.

ITEM 1. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company as the Company has not issued any derivative instruments or engaged in any hedging activities as of June 30, 2004.

ITEM 2. CONTROLS AND PROCEDURES

At September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses. Management is currently reevaluating control procedures.

PART II - OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Item Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15 and
Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the three months ended September 30, 2004:

On July 21, 2004, we filed a Form 8-K reporting the following events:
Announced that it has named Mr. Michael Sims as President and CEO

On July 22, 2004, we filed a Form 8-K reporting the following events:
Continues its turn around operations by reworking and testing a salt water disposal well required by the Texas Railroad Commission.

On July 30, 2004, we filed a Form 8-K reporting the following events:
Completes the First of Several Re-works as Part of Reorganization Strategy

On August 3, 2004 we filed a Form 8-K reporting the following events:
Michael Sims, is featured in an online interview outlining the company's current drilling program and corporate strategies.

On August 11, 2004 we filed a Form 8-K reporting the following events:
Pleased to announce that it is currently negotiating the acquisition of up to a 25% interest in approximately 1,500 acres of additional oil and gas leases in the Brookshire Salt Dome, a 6.7 million barrel producing field

On August 18, 2004 we filed a Form 8-K reporting the following events:
We have successfully completed the initial rework phase for the Brookshire Property, as part of its ongoing focus to increase production from its existing field operations.

On August 26, 2004 we filed a Form 8-K reporting the following events:
President and CEO Michael Sims, conducted an online interview with Senior Analyst, Mr. Todd Santorelli of WallStreetReporter.com

On August 25, 2004 we filed a Form 8-K reporting the following events:
We have completed the rework program for the Brookshire Property.

On September 27, 2004 we filed a Form 8-K reporting the following events:
Pleased to announce that it has commenced the scheduled workover program in the Helen Gohlke Field, with the initial re-work on the Charles Kuester 20.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November 2004.

TEXEN OIL & GAS, INC.
(Registrant)

BY:	/s/ Michael Sims
Michael Sims, President, Principal Executive Officer, Treasurer,
Principal Financial Officer and a member of the Board of Directors.