Form 10KSB
period 2004-12-31
TEXEN OIL & GAS INC
filed 2005-05-20
CIK 1102944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[	]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

[X ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2004 to December 31, 2004

Commission file number  333-93383

Texen Oil & Gas Inc. (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0435904 (I.R.S. Employer Identification No.)
2401 Fountain View, Suite 1008 Houston, Texas (Address of principal executive offices)	77057 (Zip Code)

Issuer's telephone number (713) 782-5758

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Issuer's revenues for its most recent fiscal year: $329,077

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

51,950,202 common shares at $.13 (1) = $6,753, 526.

(1) Average of bid and ask closing prices on March 24, 2005

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

99,115,866 common shares issued and outstanding as of March 24, 2005

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

PART I

Item 1. Description of Business.

This annual report, for the transitional period from July 1, 2004 to December 31, 2004, contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Texen" mean Texen Oil & Gas, Inc., unless otherwise indicated.

Glossary of Terms

We are engaged in the business of exploring for and producing oil and natural gas. Oil and gas exploration is a specialized industry. Many of the terms used to describe our business are unique to the oil and gas industry. The following glossary clarifies certain of these terms that may be encountered while reading this report:

"Acquisition costs of properties" means the costs incurred to obtain rights to production of oil and gas. These costs include the costs of acquiring oil and gas leases and other interests. These costs also include lease costs, finder's fees, brokerage fees, title costs, legal costs, recording costs, options to purchase or lease interests and any other costs associated with the acquisitions of an interest in current or possible production.

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

Business Development During Last Three Years

General Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of natural gas and crude oil. We conduct our operations through subsidiary corporations. In February 2002, we discontinued mining operations, changed our focus, and are currently focused on the exploration and development of oil and gas trends situated in Texas. We currently lease approximately 4,871.7 gross acres of crude oil and natural gas properties in Victoria, DeWitt and Waller Counties, in Texas. We are focused on acquiring, developing and producing proven, developed and underdeveloped reserves, which offer long-term value for our company.

Corporate History

Our company, Texen Oil & Gas, Inc., was incorporated in the State of Nevada on September 2, 1999, under the name Palal Mining Corporation.

On April 30, 2002 we changed our name to “Texen Oil & Gas, Inc.” Our authorized share capital consists of one hundred million (100,000,000) shares of common stock with a par value of $0.00001.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Corporate Subsidiaries

Texas Brookshire Partners, Inc.

Texas Brookshire Partners, Inc., one of our wholly owned subsidiary corporations is engaged in the business of purchasing, developing and operating oil and gas leases in the Brookshire Dome of Waller County, Texas, and owns a 96.4% working interest ownership in and to approximately 525 gross leasehold acres and 95.7 net acres leasehold acres. The current working interest ownership position owns various interests in 18 wells which have been drilled to date and one saltwater disposal well. Current production from these properties over the last 12 months has averaged approximately 18 barrels of oil per day.

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

Brookshire Drilling Service, LLC

We own 100% of the membership and management interests of Brookshire Drilling Service LLC, a Texas limited liability company which was engaged in the business of drilling, servicing and reworking oil and gas wells and leases owned and /or operated by us. The majority of the rolling stock and equipment in this company has been sold with proceeds utilized to reduce corporate debt.

Yegua, Inc.

We own 100% of the outstanding common stock of Yegua, Inc. which owns 1.95% working interest ownership in and to approximately 525 gross leasehold acres and 95.7 net leasehold acres located in the Brookshire Dome field of Waller County, Texas. This interest compliments the 77.75% net revenue interest owned by Texas Brookshire Partners, Inc, one of our wholly owned subsidiaries.

BWC Minerals, L.L.C.

We own 100% of the outstanding common stock of BWC Minerals, L.L.C. which owns an 8.7% working interest ownership in the approximate 525 gross leasehold acres and 95.7 net leasehold acres located in the Brookshire Dome field of Waller County, Texas. This interest compliments the 77.75% net revenue interest owned by Texas Brookshire Partners, Inc, one of our wholly owned subsidiaries.

Our Current Business

In July 2002, we acquired Texas Brookshire Partners, Inc. by issuing 15,376,103 shares of restricted common stock. Texas Brookshire Partners, Inc.’s key assets consist of a 77.75% working interest ownership in about 525 gross leasehold acres.

In September 2002, we acquired Texas Gohlke Partners, Inc., by issuing 4,000,000 shares of restricted common stock. Texas Gohlke Partners, Inc.’s key assets consisted of a 100% working interest ownership in approximately 4,346.7 gross leasehold acres.

Further in November 2002, we purchased an additional 5% working interest in a field located in Waller County, Texas for $1.3 million which amount was paid and satisfied with an issuance of 1,250,000 shares of common stock. We also acquired a 1.95% working interest in and to the Brookshire Dome Field, located in Waller and Austin Counties, Texas, through the purchase of Yegua, Inc.

Effective in February 2003, we acquired BWC Minerals LLC for 1,735,431 shares of restricted common stock. The most significant asset of BWC Minerals LLC is an 8.70% working interest in the Brookshire Dome Field.

On January 18, 2005, we entered into an agreement with Durango Resources Corporation of Houston, Texas, whereby Durango Resources Corporation has agreed to conduct an ARMSystem study of the Helen Gohlke Field in exchange for a right to participate in recommended workovers and new wells in the Helen Gohlke Field. Durango Resources Corporation is a subsidiary of Swanson Consulting Services, a reservoir consulting company that offers worldwide consulting services to the hydrocarbon exploration and production industry.

Business Strategy

Our goal is to maximize share value through profitable operations and through growth in our oil and gas reserves. We believe this can be achieved through the exploration and development of our existing prospect inventory located in Texas. We intend to supplement our exploration and development program with a well work-over program targeting certain of our existing properties that have potential for increased production. We intend to implement an acquisition program targeting properties that enhance our reserve and production positions. We plan for additional capital expenditures, which are subject to our company being successful in raising additional capital.

We have a base production level in place from the Brookshire and Gohlke properties that can provide cash flow to assist in funding our exploration efforts. Exploration and development activities have higher associated risks than those associated with acquisitions of producing properties. Two of the largest risks associated with exploration and development activities are:

*	geological risks (the subject property does not hold recoverable oil or natural gas);
*	risk of project cost overruns.

By utilizing a "portfolio" approach in our exploration activities, we expect to minimize the overall effect of these risks. We intend to participate in a larger number of exploratory and development activities by diversifying our ownership positions. We utilize available advanced technology, such as 3-dimensional seismic modeling to further reduce risk and enhance our success rates. We believe that the availability of economical 3-dimensional seismic surveys fundamentally changed the risk profile of oil and gas exploration. Recognizing this, we will aggressively seek to acquire significant acreage blocks in selected areas for targeted 3-dimensional seismic surveys. Using the data generated by initial proprietary seismic surveys, covering over 8.3 square miles, we have identified 6 potential drill sites in the Gohlke lease areas.

Oil and Gas Estimates and Producing Activities

The following table sets forth information as to our net proved and proved developed reserves as of December 31, 2004 and as of June 30, 2004 and the present value as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sales of those reserves.

We do not currently believe that the calculation of estimated future net revenues using the assumptions prescribed by the Securities Exchange and Exchange Commission guidelines and generally described below is representative of the true value of future net revenues from our proved reserves. The future prices received by our company for the sales of our production may be higher or lower than the prices used in calculating the estimates of future net revenues, and the operating costs and other costs relating to such production may also increase or decrease from existing levels.

Oil and Gas Estimates	As of December 31, 2004	As of June 30, 2004
Total Proved Reserves
Oil, condensate and natural gas liquids (Bbls)
Located in Brookshire	41,506	120,291
Located in Gohlke	21,957	17,938
Total Company	63,463	138,229

Natural Gas (Mcf)

Located in Brookshire	0	0
Located in Gohlke	560.056	209,800
Total Company	560,056	209,800

Present Value of estimated future net revenues, before income taxes
Located in Brookshire	537,638	4,113,947
Located in Gohlke	1,756,521	1,714,101
Total Company	2,294,159	$ 5,828,048

Total Proved Developed Reserves:
Oil, condensate and natural gas liquids (Bbls)
Located in Brookshire	15,032	18,061
Located in Gohlke	_____0	17,938
Total Company	15,032	35,999

Natural Gas (Mcf)
Located in Brookshire	0	0
Located in Gohlke	421,544	5,814
Total Company	421,544	5,814

Present Value of estimated future net revenues, before income taxes
Located in Brookshire	173,058	617,697
Located in Gohlke	591,839	585,187
Total Company	764,897	$ 1,202,884

Expenditure Analysis

	December 2004	June 2004
Undeveloped Leasehold Costs	$147,108	$147,108
Producing Properties	6,015,406	25,854,207
Accumulated depreciation, depletion and amortization	24,466,051	(21,530,926)
Total capitalized costs	$1,696,463	$4,470,389

	December 2004	June 2004
Revenues	$329,077	$423,769

EXPENSES
Production costs	479,416	711,762
Dry hole costs	(9,906)	262,002
Depreciation, depletion and amortization	441,987	541,471
Production taxes	16,597	20,697
Impairment loss	2,505,138	0
	$(3,104,155)	(1,112,163)

The standardized measure of discounted future net cash flows:

	December 2004	June 2004
Future cash flows	$5,365,099	$3,500,000
Future development and production costs	2,484,647	(1,100,000)
Future income tax expense	-	(330,000)
Future net cash flows	2,880,452	2,070,000
10% annual discount	239,118	(1,200,000)
Standardized measure of discounted future net cash flows	$2,288,655	$870,000

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission, and do not represent management’s assessment of future profitability or future cash flows to Texen. Management’s investments and operating decisions are based on reserves estimated that include proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here.

Geological and Geophysical Techniques

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the entity that drilled the wells or that becomes public knowledge information through filings required by state agencies. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, geologists engaged by our company can construct a picture of rock layers in the area and predict possible sites of hydrocarbon accumulation. Well logs available to us facilitate the calculation of an estimate of initial oil or gas volume in place while decline curves from recorded production history facilitate the calculation of remaining proved producing reserves.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. Purchasers (or “Gatherers”) will typically purchase all crude oil offered for sale at posted field prices which are adjusted for quality difference from the “Benchmark”. Benchmark is the price of Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. The purchaser normally picks up the oil at the well site but in some instances there may be deductions for transportation from the well head to the sales point. The purchaser will usually handle all payment disbursements to both the working interest owners and the royalty interest owners. We are a working interest owner and are therefore responsible with other working interest owners if any, for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil and gas production revenue for a particular lease and are not responsible for the costs of operating the lease. Working interest owners, such as our company, are typically responsible for all lease operating and production expenses.

Gas sales are by contract. Gas purchasers pay well operators 100% of the sale proceeds of gaseous hydrocarbons on or about the 25th of each month for the previous month’s sales. The operator is responsible for all distributions to the working interest and royalty owners. There is no standard price for gas and prices will fluctuate with the seasons and the general market conditions.

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

Governmental Regulation

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such re-imposition might occur and the effect thereof on us cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978. Under the Natural Gas Act and the Natural Gas Policy Act of 1978, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is "deregulated"). Administration and enforcement of the Natural Gas Act and the Natural Gas Policy Act of 1978 ceiling prices are delegated to the Federal Energy Regulatory Commission. In June 1986, the Federal Energy Regulatory Commission issued Order No. 451, which, in general, is designed to provide a higher Natural Gas Act and the Natural Gas Policy Act of 1978 ceiling price for certain vintages of old gas. It is possible, though unlikely, that we may in the future acquire significant amounts of natural gas subject to Natural Gas Act and the Natural Gas Policy Act of 1978 price regulations and/or Federal Energy Regulatory Commission Order No. 451.

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

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. Condensates are liquid hydrocarbons recovered at the surface that result from condensation due to reduced pressure or temperature of petroleum hydrocarbons existing initially in a gaseous phase in the reservoir. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission regulates:

*	the construction of natural gas pipeline facilities, and
*	the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the Federal Energy Regulatory Commission from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the Federal Energy Regulatory Commission is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the Federal Energy Regulatory Commission’s jurisdiction. The most notable of these are natural gas transmission companies.

The Federal Energy Regulatory Commission’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the Federal Energy Regulatory Commission since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and Federal Energy Regulatory Commission final decisions. We cannot predict what further action the Federal Energy Regulatory Commission will take on these matters. However, we do not believe that any action taken will affect us much differently than it would affect other natural gas producers, gatherers and marketers with which we might compete against.

Effective as of January 1, 1995, the Federal Energy Regulatory Commission implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete with.

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

CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

*	the “owner” or “operator” of the site where hazardous substances have been released, and companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA's definition of a “hazardous substance.” As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas properties located in Victoria, DeWitt and Waller Counties, Texas.

As of December 31, 2004 we have spent approximately $ 26,162,500 on our oil and gas properties.

Employees

Our only employee is our President, Elroy Fimrite. Currently there are no full time employees and no part-time employees. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract services as needed.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $ 31,344,000 as of December 31, 2004. As of December 31, 2004 we had a working capital deficit of $2,534,027. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- drilling and completion costs for further wells increase beyond our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. Our board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares from the selling shareholders, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance may result in a change of control of our corporation.

We have a history of losses and fluctuating operating results.

Since inception through December 31, 2004, we have incurred aggregate losses of approximately $ 31,344,000. Our loss from operations for the transitional six month period ended December 31, 2004 was $ 3,965,814. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring any further leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring any further leases. There are other competitors that have operations in our potential areas of interest and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

We maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

The possibility of shut-in wells could curtail production and our revenues.

Production from gas wells have from time to time been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may occur again and may continue for a considerable period of time. In the future there may be an excess supply of gas in areas where our operations will be conducted. In such event, it is possible that there will be no market or a very limited market for our prospects.

Item 2. Description of Property.

Our corporate offices are located at Suite 1008, 2401 Fountain View Drive, Houston, Texas, 77057.

We lease our office space at 2401 Fountain View Drive, Suite 1008, Houston, Texas 77057 pursuant to a written lease agreement with a current expiry date of November 2005, at a monthly rate of $1,605. Management believes that additional office space will be required as our business grows.

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

Item 3. Legal Proceedings.

Texen is currently involved in the following litigation:

Kuester Heirs litigation: On February 9, 2005 a group of mineral rights owners on the Charles Kuester Lease in Dewitt County, TX, (the “Kuester Heirs”) filed suit against our wholly owned subsidiary Texas Gohlke Partners, Inc. ( “Lessee”) alleging default by the lessee by reason of non-payment of royalties. The Kuester Heirs are seeking a declaration from the court that the lease has terminated. Texen believes that it holds rights to most of the lease acreage through production. We are currently in discussions to settle the suit, which would include a cash payment and modification of the current lease. We feel that a new lease with satisfactory terms will be finalized in the near future.

Coastline Operating, LLC litigation: On September 30, 2004 our wholly owned subsidiary Texas Gohlke Partners, Inc. filed a complaint against Coastline Operating, LLC for fraud relating to a services agreement dated February 25, 2004 whereby Coastline was hired to operate certain of our oil & gas properties. On March 11, 2005 Coastline filed a counter-suit naming Texas Gohlke Partners, Inc., Texas Brookshire Partners, Inc., Texas Columbia Energy Management, LLC, and Texen Oil & Gas, Inc. as co-counter defendants. Our complaint, as well as the counter-complaint, were filed in the District Court of Harris County, Texas. We are vigorously pursuing our claims and expect a reasonable resolution to this matter, notwithstanding this expectation we have accrued the full amount of the counter-claim.

Vertical Financial Network, LLC litigation. On August 6, 2004 Vertical Financial Network, LLC filed suit against us alleging breach of an investment banking agreement dated June 30, 2004. Vertical is seeking 4,000,000 shares of registered common stock. We deny the allegations and are vigorously defending the complaint. The complaint was filed in the Supreme Court of New York, County of New York.

Item 4. Submissions of Matters to a Vote of Security Holders.

During the year ended December 31, 2004 we obtained a consent vote by a majority of shareholders for approval of an increase in our authorized share capital. We completed a preliminary filing with the SEC but approval was withheld by the SEC pending our response with respect to outstanding SEC comments relating to the SB2 registration statement we had filed. We withdrew the SB2 registration statement in January 2005. No other matters were submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "TXEO". Our shares began trading on April 11, 2001. The following quotations obtained from Yahoo reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
March 31, 2005	$0.19	$0.15
December 31, 2004	$0.10	$0.09
September 30, 2004	$0.19	$0.13
June 30, 2004	$0.31	$0.12
March 31, 2004	$0.39	$0.09
December 31, 2003	$0.55	$0.23
September 30, 2003	$1.06	$0.18
June 30, 2003	$1.15	$0.32

(1)  Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company of 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares.

On March 24, 2005, the shareholders’ list of our common shares showed 167 registered shareholders and 99,115,866 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities authorized for issuance under equity compensation plans

The 2003 Nonqualified Stock Option Plan, as amended, provides for the issuance of up to 10,000,000 stock options for services rendered to our company. As of December 31, 2004 6,350,000 have been granted, 6,350,000 have been exercised, 3,650,000 options are available for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by securities holders	-	-	3,650,000

Total	-	-	3,650,000

Recent Sales of Unregistered Securities

On March 24, 2004, we issued 1,333,333 shares of our common stock at a price of $0.15 per share to Crescent Fund Inc. (“Crescent”) in payment of consulting services provided by Crescent Fund Inc. We subsequently disputed the entitlement of Crescent due to misrepresentation and have restricted the transfer of the securities by Crescent pending resolution of the disagreement.

On April 27, 2004, we issued 2,000,000 shares of our common stock to four investors at a price of $ 0.14. The shares were issued relying on Regulation S under the Securities Act of 1933.

On May 5, 2004, we issued 750,000 shares of our common stock to two investors at a price of $ 0.16 per share. The shares were issued relying on Regulation S under the Securities Act of 1933.

On October 29, 2004 we entered into consulting agreements with three managers which required the issuance of an aggregate of 1,500,000 options at a price of $.06 per share. These options have not been issued.

On December 28, 2005, we issued 748,223 shares of common stock to nine investors at a price of $0.05 per share. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On March 22, 2005 we issued 750,000 shares of common stock to consultants upon exercise of stock options previously granted to them under the 2003 Registered Employee Stock Option Plan.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 13 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are an oil and gas exploration and development company and carry out our operations through our wholly owned subsidiaries. We are currently engaged in the exploration for and development of oil and gas in our properties located in Victoria, DeWitt and Waller Counties, Texas. Our revenue comes from the sale of oil and gas, and interest income. We also earn fees from time to time from other producers who transport their gas through our pipeline in the Helen Gohlke Field in Victoria and DeWitt Counties, TX. Our subsidiaries lease approximately 4,871 acres of crude oil and natural gas production properties in Texas.

The current oil and gas properties held by us are mature properties.. Many of our wells require maintenance to increase their potential recovery of hydrocarbons and we have commenced a high quality technical analysis of our Helen Gohlke field through our agreement with Durango Resources Corp. We believe that there are additional development prospects within our leases that we hope to develop in the upcoming year. As a development stage company, we have opportunities to increase revenues from well development and rework projects, but will require additional capital to do so. There is no assurance that we will have the resources to pursue these projects in our properties.

We are actively seeking additional capital with which to invest in our current properties, as well as provide resources with which we may be able to pursue new opportunities in the future. Our plans include seeking financing from private investors, as well as entering into working relationships with external oil & gas funds that may be attracted to direct investment in our properties or other properties we may identify.

During the third and fourth quarter of 2004, we substantially changed our management team and began changing the way we do business. Previously, we had operated our properties through two affiliated operating companies. We terminated our affiliated operating company relationships and on an interim basis engaged a single bonded operating company to manage our properties until such time as we can re-establish an internal operating function. This change caused a disruption in some of our field and administrative processes, the result of which was a substantial short-term increase in our lifting and administrative costs. We are taking steps to correct this situation by selectively engaging experienced personnel to manage these operations. We are also assessing and where appropriate, redesigning our administrative systems in order to improve efficiency and reduce expenses.

We are also making strategic plans to improve our ability to attract and identify low risk oil & gas projects. These plans include joint ventures with companies that have analytical technologies with which oil & gas property owners can select drilling locations with an improved probability of economic viability. We hope to use this technology to identify high probability drilling sites in our properties as well as in other properties that may be presented to us.

Results of Operations for the transitional six month period ended December 31, 2004 and for the six month period ended December 31, 2003

We increased revenue from oil and gas production in 2004 but also discontinued drilling operations and consequently experienced comparable 2004 net revenues to the equivalent six month period in 2003. We discontinued operation of its drilling division as the equipment required considerable upgrade, reliable personnel were difficult to engage and the operational advantage was not significant. Drilling expenses incurred in the current period relate to the cost of decommissioning the drilling operation.

We conducted a new conventional reserve analysis and as a result of the analysis have recorded a substantial impairment. We believe that with completion of the new field reservoir analysis in the Helen Gohlke field the potential exists for the confirmation of substantial additional reserves, however the study may reveal that additional reserves are not in place, or if in place, not recoverable. In addition, we may not have the capital to develop such potential reserves and as a result may lose reserves to other parties including Durango Resources Corp.

Compensation for the comparable periods have been very consistent, but are disproportionate to our operations and revenues. We have restructured and reduced compensation significantly in the current period and will continue to reduce or maintain this expense while increasing revenue.

Production expenses as a percentage of sales have decreased since the comparable period in 2003, however the lifting costs continued to exceed the gross revenue generated, a condition which is not sustainable. We believe that this must be addressed through a substantial increase in revenues and production managed, or we must outsource the field operations management to a more efficient operator. We engaged an independent service provider in March 2004, however disputes arose and litigation has resulted. We believe that substantial cost reduction relative to sales can be achieved in fiscal 2005.

During the transitional period, we experienced increased general and administrative over the comparable period in 2003, however we had minimal established offices in 2003. The average monthly costs were comparable to the average monthly costs incurred in the fiscal year ended June 30, 2004. We were successful in reducing Legal and Accounting (Audit) expense to approximately 53% of the 2003 level. We expect to continue this downward trend, however we expect to incur additional expense for Professional fees pursuant to our efforts to obtain additional financing and evaluate and acquire additional lease interests.

We did not conduct any drilling activities and consequently did not experience any dry hole costs. When we resume exploration and development activities, we expect to maximize the use of available technology to improve success rates on new and existing opportunities.

Liquidity and Capital Resources

During the transitional six months ending December 31, 2004 the Company raised only $37,411 dollars of new equity capital. We were restricted by the lack of authorized capital and consequently were unable to access the equity markets. We obtained Shareholder approval in April 2004 to amend our authorized capital, but were precluded from effecting the increase due to lack of regulatory approval. The regulatory approval was withheld pending our responding to outstanding comments on the then outstanding SB-2 registration statement filing. We subsequently withdrew the SB-2 and believe that we have addressed outstanding comments through this 10K filing. We have again obtained Shareholder approval for an increase in authorized common shares and the creation of multiple classes of preferred shares.

We have received subscriptions totalling $475,000 that have been structured as loans that will convert to common stock upon our successfully completing the restructuring of our authorized capital.

We increased our loan payable to a related party by approximately $630,000. We intend to offer to settle debt through the exchange for shares providing the increase in authorized capital is completed.

Our net cash provided by financing activities during the year ended December 31, 2004 was approximately $362,411.

Over the next twelve months we intend to use all available funds to continue our ongoing lease acquisition program and to expand on the exploration and development of our Texas properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$ 1,000,000
Acreage
Lease Acquisition	2,000,000
Operations
Drilling Programs	6,250,000
Workovers and Operations	750,000
7,000,000
__________
Total Estimated Required Funding	10,000,000

We intend to raise capital by three methods during the coming year. We intend to seek additional convertible loans/subscriptions from current stakeholders. We believe that this initial cash of approximately $1-2 Million will facilitate significant increases in cash flow from workovers and maintenance expenditures in existing properties. We intend to utilize the increased cash flow to facilitate secure return for servicing a series of preferred share offerings and limited partnerships. We also intend to attempt to settle existing obligations with conversions to common or preferred shares. There is no guarantee that we will be successful in increasing our authorized capital. There is no guarantee that we can raise any or all of the capital estimated above.

As at December 31, 2004, we had $ 2,693,740 in current liabilities. Our financial statements report a net loss of $ 3,965,814 for the transitional six month period ended December 31, 2004 compared to a net loss of $1,555,579 the six months ended December 31, 2003. Our accumulated loss increased to $ 31,344,469 during the period from inception to December 31, 2004.

Our total liabilities as of December 31, 2004 were $ 2,693,740, as compared to total liabilities of $2,533.294 as of December 31, 2003.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Presentation of Financial Information

Effective December 31, 2004 changed our year end from June 30 to December 31. We filed a current report on Form 8-K on February 15, 2005 announcing the change of year end. Our financial statements for the period ended December 31, 2004 reflect financial information for the period from January 1, 2004 to December 31, 2004 and include additional disclosure pursuant to requirements arising from the change of year end.

New Accounting Pronouncements

Significant accounting pronouncements are detailed in Note 2 to the financial statements.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors

Texen Oil and Gas, Inc,

Houston, Texas

USA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of TexEn Oil & Gas, Inc. as of December 31, 2004 and June 30, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended December 31, 2004 and June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TexEn Oil & Gas, Inc. as of December 31, 2004 and June 30, 2004 and the related consolidated results of operations, stockholders’ equity (deficit) and cash flows for the periods ended December 31, 2004 and June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company’s operating losses and significant impairment of oil and gas properties raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

May 16, 2005

The accompanying notes are an integral part of these financial statements.

	The Six Months Ended December 31, 2004	The Six Months Ended December 31, 2003 (unaudited)	Year Ended June 30, 2004
REVENUES			
Oil and gas sales	$ 329,077	$ 207,003	$ 423,769
Drilling revenues	-	144,722	164,022
TOTAL REVENUES	329,077	351,725	587,791
COST OF REVENUES			
Drilling costs	25,964	100,390	181,985
GROSS PROFITS FROM DRILLING AND PRODUCTION	303,113	251,335	405,806
EXPENSES			
Abandonment of leashold	-	1,845	-
Impairment loss	2,505,138	(5,509)	-
Compensation	634,867	647,500	1,188,867
Production costs	469,510	324,737	711,762
General and administrative expense	151,656	72,306	350,096
Legal and accounting	47,922	88,480	310,690
Dry hole costs	-	263,516	262,002
Depreciation, depletion and amortization	441,987	307,817	581,260
Production taxes	16,597	9,572	20,697
TOTAL EXPENSES	4,267,677	1,710,264	3,425,374
OPERATING LOSS	(3,964,564)	(1,458,929)	(3,019,568)
OTHERINCOME (EXPENSES)			
Interest income	2,060	-	-
Loss on disposal of assets	(3,824)	-	-
Interest and finance expenses	514	(96,650)	(544,420)
TOTAL OTHER EXPENSES	(1,250)	(96,650)	(544,420)
LOSS BEFORE INCOME TAXES	(3,965,814)	(1,555,579)	(3,563,988)
INCOME TAXES	-	-	-
NET LOSS	$ (3,965,814)	$ (1,555,579)	$ (3,563,988)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.04)	$ (0.03)	$ (0.05)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	95,441,755	45,737,510	73,043,065

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC.
(Formerly Palal Mining Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Stock	Accumulated	
	Shares	Amount	Paid-in Capital	Options	Deficit	Total
Balance, June 30, 2003	45,184,310	451 $	26,214,782 $	844,150 $	(23,814,667) $	3,244,716
Issuances of common stock as follows:						
- for exercise of options and accrued consulting to officer at $0.10 per share	1,000,000	10	753,790	(653,800)	-	100,000
- for exercise of options for consulting at an average of $0.27 per share	1,750,000	18	447,482	-	-	447,500
- for exercise of options for consulting at an average of $0.15 per share	1,333,333	13	199,987	-	-	200,000
Issuance of common stock for settlement of debt and forgiveness of interest	40,000,000	400	1,646,508	-	-	1,646,908
Issuance and exercise of options for consulting fees of $0.29 per share	500,000	5	144,995	-	-	145,000
Issuance of stock for financing fees at $0.14 per share	2,500,000	25	337,475	-	-	337,500
Issuance of stock for financing fees at $0.18 per share	250,000	3	46,247	-	-	46,250
Rescission of options granted to officer for services	-	-	95,175	(95,175)	-	-
Net loss for the year ended June 30, 2004	-	-	-	-	(3,563,988)	(3,563,988)
Balance, June 30, 2004	92,517,643	925	29,886,441	95,175	(27,378,655)	2,603,886
Issuance of common stock for services	5,100,000	51	566,949	-	-	567,000
Issuance of common stock for cash at $0.05	748,223	7	37,404	-	-	37,411
Net loss for the year ended December 31, 2004	-	-	-	-	(3,965,814)	(3,965,814)
Balance, December 31, 2004	98,365,866 $	983 $	30,490,794 $	95,175 $	(31,344,469) $	(757,517)

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TexEn Oil & Gas, Inc. (formerly Palal Mining Corporation) (hereinafter “TexEn” or “the Company”) filed for incorporation on September 2, 1999 under the laws of the State of Nevada. On July 1, 2002, TexEn developed a plan for acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids. During 2002 the Company acquired oil and gas leasehold interests through the acquisition of wholly owned subsidiaries Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc. and Yegua, Inc. These acquisitions were accounted for using the purchase method. The Company sells its oil and gas products to domestic customers.

On February 27, 2003, the Company purchased BWC Minerals, L.L.C. (“BWC”) in exchange for 1,735,431 shares of TexEn Oil & Gas, Inc.’s restricted common stock. The transaction was valued at $1,943,582, which represents the fair market value of the Company’s common stock on the transaction date. BWC’s major asset consists of a 6.15% working interest in the Brookshire Dome Field.

The Company’s wholly owned subsidiaries consist of Texas Brookshire Partners, Inc. (“Brookshire”), Texas Gohlke Partners, Inc, (“Gohlke”), Brookshire Drilling Services, Inc. (“Drilling”), Yegua, Inc. (“Yegua”) and BWC Minerals, LLC (“BWC”).

The Company’s fiscal year end is December 31. The Company changed its year end effective December 31, 2004 from June 30, an 8-K was filed on February 15, 2005 advising as to the year end change.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates (continued)

estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Compensated Absences

The Company’s policy is to recognize the cost of compensated absences when earned by employees. If the amount was able to be estimated, it would not be currently recognized as the amount would be deemed immaterial.

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

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Oil and gas assets are subject to depreciation, depletion and amortization utilizing a unit of production method. Depreciation for drilling equipment and other assets are subject to the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. The total other property and equipment as of December 31, 2004, 2003 and June 30, 2004 were $178,564, $251,861 and $275,852, respectively, and the corresponding accumulated depreciation was $98,532, $72,273 and $86,532.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Capitalized Interest

The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the years ended December 31, 2004 and 2003.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 13.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit in the amount of $31,344,469 for the period of September 2, 1999 (inception) to December 31, 2004 and a net loss in the amount of $3,965,814 during the year ended December 31, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Such

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental Remediation and Compliance (continued)

estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. At December 31, 2003, the Company accrued $10,750 for compliance with environmental regulations. During 2004 outstanding compliance were settled, as of December 31, 2004 the company is not aware of any outstanding compliance issues or obligations.

Principles of Consolidation

The financial statements include those of TexEn Oil & Gas, Inc., Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Brookshire Drilling Services, L.L.C., Yegua, Inc., and BWC Minerals, L.L.C. All significant inter-company accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company already complies with SFAS 123 and believes that the changes in SFAS 123R will have no material additional effect on the Company.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the financial position or results of operations of the Company

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after December 31, 2004 and for hedging relationships designated after December 31, 2004. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company as the Company has not issued any derivative instruments or engaged in any hedging activities as of December 31, 2004.

Revenue Recognition

Oil and gas revenues are recorded using the accrual method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas produced.

Accounts Receivable

The Company carries its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and writes off receivables that are considered non-collectible.

The Company’s policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company within 90 days of invoicing. At that time, the Company will discontinue accruing interest and pursue collection. If a payment is made after pursuing collection, the Company will apply the payment to the outstanding principal first and resume accruing interest. Accounts are written off as non-collectible if no payments are received within 90 days after initiating collection efforts.

Accrued oil and gas runs consist of amounts due as of December 31, 2004, but not collected until January 2005.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 3 – COMMON STOCK

During the year ended June 2004, the Company issued 47,333,333 shares of its common stock as follows: 40,000,000 shares issued to Tatiana Golovina for conversion of debt; 1,333,333 shares issued to Crescent Fund for public relations consulting (subsequently suspended); 2,500,000 shares issued to non-associated financing parties for additional compensation on financing; 500,000 shares issued to Pinnacle Research for consulting services; 1,250,000 to Woodburn Holdings for consulting services; 1,500,000 shares issued to associated consultants for consulting services; 250,000 shares issued to MJB Limited for consulting services;

During the year ended December 31, 2004, the Company issued a total of 5,848,223 shares of its common stock as follows 1,000,000 shares issued to The Sterling Group for consulting services; 1,000,000 shares issued to Ceekore International, LLC for consulting services; 2,500,000 shares issued to LSG Financial, Inc. for consulting services, and 600,000 shares issued to Frank Khadivi for consulting services. In addition, the company accepted a subscription for 748,223 with the share issuance in transit as at December 31, 2004. As of December 31, 2004, the company had 98,361,866 shares issued and outstanding.

NOTE 4 – RELATED PARTIES

On May 17, 2005, Texen Holdings LLC, an entity controlled by the President, Mr. Fimrite acquired 100% on the control position from Tatiana Golovina for consideration of $3,500,000 paid by promissory note. An 8-k advising of the change of control was filed on May 19, 2005.

In 2003, Tatiana Golovina, a Director, a shareholder of the company and previous President and CEO lent us approximately $1,646,508 for our operations. In December of 2003, Ms. Golovina’s loan of $1,646,508 was forgiven in exchange of 40,000,000 shares of the Company stock. In 2004, Ms. Golovina loaned the company $1,338,890. The advances were made on an unsecured advance basis with no provision for interest or repayment terms.

In February 2003, the Company entered into a consulting agreement with Woodburn Holdings Ltd. (“Woodburn”) which was made effective June 1, 2002 and called for monthly consulting fees in the amount of $15,000. Under terms of this agreement, Woodburn’s designated consultant provided managerial, administrative and other services as the Company’s chief executive officer. Although the consulting agreement had an original length of eighteen months, the agreement was rescinded. In December 2003, Woodburn entered into a new agreement to advise the Company in its oil and gas operations. The agreement was for a period of one year, with successive six-month renewable terms by mutual agreement of the parties. This agreement has not been renewed. Options to purchase 250,000 shares of common stock were given as compensation and were exercised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Regulatory Issues

The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. As of December 31, 2003, the Company accrued $10,750 as a settlement loss for environmental cleanup as assessed by the Texas Railroad Commission. This obligation was satisfied in 2004. The Company is unaware of any pending litigation or of past or prospective environmental matters which could impair the value of its properties.

Farmout Agreements

No farmout agreements entered into during the year ending December 31, 2004.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 5– COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements

During the year ending December 31, 2004, the Company entered into a consulting agreement with Pinnacle Research and Consulting Group Ltd. ("Pinnacle") to provide consulting services for oil and gas operations. This agreement became effective as of December 18, 2003 and options to acquire 500,000 shares of common stock were given as compensation and exercised.

During the year ending December 31, 2004, the Company entered into consulting agreements with Woodburn Holdings Ltd. ("Woodburn") to provide consulting services for oil and gas operations. Stock options to acquire 1,250,000 shares of common stock were given as compensation and exercised.

During the year ending December 31, 2004, the Company entered into a consulting agreement with Crescent Fund, Inc. to provide public relations consulting services. 1,333,333 shares of common stock were issued under the SEC Rule 144. Subsequently, the company has rescinded and canceled the agreement between the company and Crescent Fund, Inc. and has issued an administrative order to cancel the 1,333,333 shares and demanded the return of said stock certificate. The outcome of this situation has yet to be determined.

In addition, during the year ending December 31, 2004, the Company entered into various consulting agreements and issued 6,000,000 shares for administrative, advisory, operations management and accounting services.

Leases

The Company has a lease on office space requiring payments of $1,607 per month through November 30, 2005. The lease obligations are $17,677 for the residual lease term ending November 30, 2005.

Legal Proceedings

The Company is currently involved in the following litigation:

Kuester Heirs litigation: On February 9, 2005 a group of mineral rights owners on the Charles Kuester Lease in Dewitt County, TX, (the “Kuester Heirs”) filed suit against our wholly owned subsidiary Texas Gohlke Partners, Inc. ( “Lessee”) alleging default by the lessee by reason of non-payment of royalties. The Kuester Heirs are seeking a declaration from the court that the lease has terminated. Texen believes that it holds rights to most of the lease acreage through production. We are currently in discussions to settle the suit, which would include a cash payment and modification of the current lease. We feel that a new lease with satisfactory terms will be finalized in the near future.

Coastline Operating, LLC litigation: On September 30, 2004 our wholly owned subsidiary Texas Gohlke Partners, Inc. filed a complaint against Coastline Operating, LLC for fraud relating to a services agreement dated February 25, 2004 whereby Coastline was hired to operate certain of our oil & gas properties. On March 11, 2005 Coastline filed a counter-suit naming Texas Gohlke Partners, Inc., Texas Brookshire Partners, Inc., Texas Columbia Energy Management, LLC, and Texen Oil & Gas, Inc. as co-counter defendants. Our complaint, as well as the counter-complaint, were filed in the District Court of Harris County, Texas. We are vigorously pursuing our claims and expect a reasonable resolution to this matter, notwithstanding this expectation we have accrued the full amount of the counter-claim.

Vertical Financial Network, LLC litigation. On August 6, 2004 Vertical Financial Network, LLC filed suit against us alleging breach of an investment banking agreement dated June 30, 2004. Vertical is seeking 4,000,000 shares of registered common stock. We deny the allegations and are vigorously defending the complaint. The complaint was filed in the Supreme Court of New York, County of New York.

The Company cannot assign any value to the above described legal proceedings at the present time.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 6 – NOTES PAYABLE

At December 31, 2004 and 2003, and at June 30, 2004 the Company’s notes payable consisted of the following:

		December 31	December 31	June 30
		2004	2003	2004
Tatiana Golovina, (a shareholder of the Company), unsecured, No interest	$		$444,504	$715,108
Tatiana Golovina, (a shareholder of the Company), unsecured, interest at 10%, due on February 14, 2004		-	139,988	-
Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 10%, dated September 17, 2002. Repayment terms have been negotiated.		-	150,000	150,000
Tatiana Golovina, (an officer and shareholder of the Company), unsecured, interest at 18%, dated August 15, 2003, due on demand		-	1,200,000	-
Subscribers to a private placement convertible to common shares at $0.05 upon the Company completing an increase in authorized capital. Investors can demand repayment without interest as shares not issued prior to March 31, 2005.		375,000

Robert Haveman, unsecured, interest at 12%, dated November 22, 2004, due on June 15, 2005.		100,000	-	-

Total		475,000	1,934,492	865,108

Less current portion of notes payable		475,000	1,934,492	865,108

Total long term portion		$-	$-	$-

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 8 – OIL AND GAS PROPERTIES

The Company’s oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company’s activities. The Company’s oil and gas properties are valued at the lower of cost or net realizable value.

Brookshire Dome Field

As of December 31, 2004, the Company owns a 91.45% working interest ownership in approximately 525 gross leasehold acres and 95.7 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. This working interest ownership position consists of 26 wells drilled to date and one water injection well. As of December 31, 2004, 6 wells were producing or capable of producing oil.

The Company plans to drill additional developmental wells on the existing Brookshire leasehold acreage and to purchase, farm-in or participate in the acquisition of additional leasehold acreage on which to drill more wells in the Brookshire Dome Field.

Helen Gohlke Field

The Company owns a 100% working interest and a 70% net revenue interest in approximately 4,346.7 gross leasehold acres which are located under nine different oil, gas and mineral leases in Victoria and DeWitt Counties, Texas. Over 60 wells have been drilled in this field, with 18 wells currently producing or capable of production. The Company has entered into an agreement with Durango Resources Corp. for the conducting of a field study which the Company expects to receive in mid 2005. The agreement provides a right for Durango to participate in additional wells or workovers that are recommended based on the field study. The Company intends to fully participate in all wells and workovers arising from this study.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 9 – OIL AND GAS PRODUCING ACTIVITIES

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

Natural gas reserves and petroleum reserves are estimates. The estimates include reserves in which Texen and its wholly owned subsidiaries hold an economic interest under lease and operating agreements.

Reserves attributable to certain oil and gas discoveries are not considered proved as of December 31, 2004 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

Texen and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31, 2004 were as follows:

	December 31, 2003	December 31, 2004	June 30, 2004

Undeveloped Leasehold Costs	$145,264	$147,108	$147,108
Producing Properties	1,939,834	26,015,406	25,854,207
Accumulated depreciation, depletion and amortization	(864,145)	(24,466,051)	(21,530,986)
Total capitalized costs	1,220,953	1,696,463	$4,470,389

The Company does not currently believe that the calculation of estimated future net revenues and associated reserves using the assumptions prescribed by the Commission guidelines and generally described below is representative of the true value of future net revenues from the Company’s proved reserves. The future prices received by the Company for the sales of its production may be higher or lower than the prices used in calculating the estimates of future net revenues, and the operating costs and other costs relating to such production may also increase or decrease from existing levels.

During the year ending December 31, 2004, the Company did not incur any substantive capital expenditures.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 10 – CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily two customers and these receivables are not collateralized. At December 31, 2004, the Company’s accounts receivable from these customers totaled $37,982.

NOTE 11 – STOCK OPTIONS

In April 2003, the Company adopted the 2003 Nonqualified Stock Option Plan of Texen Oil & Gas, Inc. under which 5,000,000 shares of common stock were registered for issuance with respect to awards granted to officers, directors, management, employees and other consultants of the Company and/or its subsidiaries. During 2004 the initial allotment was awarded and the Company registered a further 5,000,000 shares of which 600,000 were granted to consultants as of December 31, 2004.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the year ended December 31, 2004: dividend yield of zero percent; expected volatility of one hundred and fifty eight percent; risk-free interest rate of four percent. The weighted average fair value at date of grant for options granted to an officer in the six monthsended December 31, 2004 was $0.12 per option.

Following is a summary of the status of these performance-based options during the year ended December 31, 2004:

	Number of Shares	Weighted Average Exercise Price per share
Balances June 30, 2004
Approved and unallocated at June 30, 2004	3,500,000
Granted and Unexercised June 30, 2004	250,000	0.12

Activity July 1 – December 31, 2004
Approved November 17, 2004	5,000,000
Granted in period July 1 to December 31, 2004	5,100,000
Exercised, expired or forfeited in period July 1 to December 31, 2004	5,350,000	-
Approved and unallocated at Dec 31, 2004
Granted and Unexercised Dec 31, 2004	-	$0.12

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 11 – STOCK OPTIONS (Continued)

The Company had no outstanding exercisable stock options as of December 31, 2004.

NOTE 12 – IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Corporation recorded an impairment loss on its oil and gas proved and unproved properties and its leasehold costs of oil and gas producing properties. The engineering reports on the oil and gas properties indicated that the undiscounted future cash flows from these properties would be less than the carrying value of the long-lived assets. The engineer reports also indicated that net leasehold acreage did not support the value carried by the Company. Accordingly, on December 31, 2003, the Company recognized an asset impairment loss of $20,407,559 ($0.46 per share). This loss is the difference between the carrying value of the oil and gas properties and the fair value of these properties based on discounted estimated future cash flows.

The Company engaged an independent consultant to conduct a reserve analysis as of December 31, 2004. Based on the resulting analysis the company recorded a further impairment loss on its oil and gas proved and unproved properties and its leasehold costs of oil and gas producing properties in the amount of $2,505,138 ($.014 per share).

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 13 – INCOME TAXES

At December 31, 2004 and June 30, 2004, the Company had net deferred tax assets of approximately $1,250,000 and $777,000, calculated at projected income tax rates of 34%. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2004. The significant components of the deferred tax assets at December 31, 2004 and June 30, 2004 are as follows:

	December 31, 2004	June 30, 2004

Net operating loss carry forward before adjustments	$27,937,301	$23,971,547

Less:

Stock options issued under an unqualified plan	(1,348,250)	(1,276,250)

Impairment of assets	(22,912,697)	(22,407,559)

Effective net operating loss carry forward	3,676,414	2,257,738

Expected tax rate	34%	34%

Deferred tax asset	1,250,000	777,000

Deferred tax asset valuation allowance	(1,250,000)	(777,000)

Deferred tax asset after valuation allowance	$-	$-

At December 31, 2004, the Company has net operating loss carry forwards of approximately $3,676,000.

TEXEN OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 14 – SUBSEQUENT EVENTS

Effective May 17, 2005, Texen Holdings LLC, an entity controlled by D. Elroy Fimrite, the Registrant’s President, has acquired an aggregate of 47,165,664 of the Registrant’s common shares from one of the Registrant’s directors, Tatiana Golovina, in consideration for the issuance of a promissory note with a value of $3,500,000. The promissory note does not bear interest and is due and payable on September 30, 2005. As a result of the acquisition, Texen Holdings LLC holds 47,165,664 common shares, representing 47.95% of the Registrant’s issued and outstanding common shares.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company had no changes or disagreements with its accountants during the periods.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During the six months ending on December 31, 2004 and the period subsequent to that date, the Company has been under going a management change. Management has evaluated the changing environment in which it operates to continue to provide appropriate internal controls. The control environment of the Company will continue to change and continue to be evaluated as the management team continues the current reorganization of the company.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

As at May 20, 2005, our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
D. Elroy Fimrite	President, Chief Executive Officer, Secretary, Treasurer and Director	56	November 17, 2004

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

D. Elroy Fimrite, President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. Fimrite has been the President, Chief Executive Officer, Secretary, Treasurer and a director of our company since November 17, 2004. He also currently serves as the President, Chief Executive Officer and Chairman of the Board of Directors of Landstar, Inc. a position he has held since January 1999. Mr. Fimrite is a professional accountant with over 30 years of diverse business experience including auditing, controllership, treasury, finance, operations management, systems design and development, commercial real estate development and general management. Mr. Fimrite has specialized in work-outs and special situations. During the past ten years he has focused on the troubled rubber recycling industry including the successful liquidation of the world’s largest recycled rubber processor through a series of Chapter eleven and Chapter seven bankruptcy administrations. He is the President and a Director of Rebound Rubber Corp. and serves as an officer and Director of United Trans-Western, Inc., a Delaware public company (under reorganization).

D. Elroy Fimrite is a significant employee and the loss of this employee would have an adverse impact on our future developments and could impair our ability to succeed.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have been involved in the following events during the past five years:

1.

Mr. Fimrite has been an Officer and Director of numerous entities that have filed various bankruptcy petitions principally related to involvement in corporate restructuring and involvement in the troubled rubber recycling industry;

2.

Mr. Fimrite has been an Officer and Director of various entities that have been subject to foreclosure actions principally related to involvement in distressed real estate properties, corporate restructuring and involvement in the troubled rubber recycling industry;

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.       any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

2.       being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

3.       being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Currently the Board acts as the audit committee.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have only recently began to generate revenues.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code of Ethics

Effective November 12, 2003, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal , provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on November 12, 2003 as Exhibit 14.1 to our annual report for the year ended June 30, 2003 . We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Texen Oil & Gas Inc. 2041 Fountain View, Suite 1008, Houston, Texas 77057.

Item 10. Executive Compensation.

Particulars of compensation awarded to, earned by or paid to:

(a)	our chief executive officer;

(b)      each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c)      any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year;

(the "Named Executive Officers") are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
D. Elroy Fimrite President, Chief Executive Officer, Secretary and Treasurer(2)	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
David Michael Sims Former Secretary, Treasurer, Chief Financial Officer(3)	2004 2003 2002	$120,000 Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Tatiana Golovina Former President, Chief Executive Officer, Secretary, Treasurer(4)	2004 2003 2002	$80,000 Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Robert M. Baker Former President, Chief Executive Officer, Treasurer, Chief Financial Officer(5)	2004 2003 2002	$25,000(6) $15,000(6) N/A	Nil Nil N/A	Nil Nil N/A	1,250,000(7) Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Fimrite has served as our President, CEO, Secretary and Treasurer since November 17, 2004.

(3) Mr. Sims resigned as the President, CEO, Secretary and Treasurer on November 17, 2004 and was appointed as the Chairman of the Board on November 17, 2004. Mr. Sims resigned as a director and Chairman of the Board on May 18, 2005.

(4) Ms. Golovina resigned as our President, CEO, Secretary and Treasurer on July 21, 2004. Ms. Golovina resigned as a Director on May 18, 2005.

(5) Mr. Baker resigned as our President on October 15, 2003.

(6) Mr. Baker was paid $15,000 per month pursuant to a Consulting Agreement with Woodburn Holdings Ltd., a company wholly owned by and controlled by Mr. Baker.

(7) Woodburn Holdings Ltd. was granted stock options in the amount of 1,250,000, which options were exercisable at $0.10 per share and were all exercised.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2004. We have never issued stock appreciation rights.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
None	None	0%	N/A	N/A

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
None	None	None	0	0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment agreements between us and the Named Executive Officers.

Our company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2004 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our Directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. We may, however, determine to compensate our directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

During the year ended December 31, 2004 we paid no compensation Mr. Fimrite for the services he provided to our company in his capacity as President, CEO, Secretary, Treasurer and a Director. He has been reimbursed for travel and other associated expenses.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

During the year ended December 31, 2003 we established a stock option plan pursuant to which 5,000,000 common shares were reserved for issuance. On November 16, 2004 we amended our stock option plan to increase the number of shares reserved for issuance to 10,000,000 common shares.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of ten years.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of May 19, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Texen Holdings, LLC	47,165,664	47.58%

Douglas Elroy Fimrite (1)	47,165,664	47.58%
Directors and Executive Officers as a Group	47,165,664	47.58%

(1)        Based on 99,115,866 shares of common stock issued and outstanding as of May 19, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Mr. Fimrite is holds the voting and investment power pursuant to his position as the sole managing Member of Texen Holdings LLC.

Equity Compensation Plan Information

As at December 31, 2004 we have one compensation plan in place, entitled 2003 Nonqualified Stock Option Plan. This plan has not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
-	N/A	3,650,000

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On February 13, 2003, we entered into a written an employment contract with our previous president, Robert Baker. The employment agreement is retroactively effective to June 1, 2002. Because Mr. Baker is a citizen of Canada, in order to make the contract most advantageous to him and us, the employment contract was entered into as a Consulting Agreement and the parties were us and Woodburn Holdings Ltd., a corporation owned and controlled entirely by Mr. Baker. We issued Woodburn Holdings Ltd., stock options to acquire up to 1,250,000 shares of out common stock at $0.10 per share, which were exercised. We also paid Woodburn Holdings Ltd. $25,000 in compensation.

In 2003, Tatiana Golovina, a director and shareholder of our company and previous President and CEO lent us approximately $1,646,508 for our operations. In December of 2003, Ms. Golovina’s loan of $1,646,508 was forgiven in exchange of 40,000,000 shares of our stock. In 2004, Ms. Golovina loaned the company $1,139,667.

On May 17, 2005, Texen Holdings LLC, an entity controlled by the President, Mr. Fimrite acquired 100% on the control position from Tatiana Golovina for consideration of $3,500,000 paid by promissory note. An 8-k advising of the change of control was filed on May 19, 2005.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to the Articles of Corporation (2)
3.4	Articles of Incorporation of Texas Brookshire Partners, Inc.(6)
3.5	Bylaws of Texas Brookshire Partners (6)
3.6	Articles of Incorporation of Texas Gholke Partners, Inc. (6)
3.7	Bylaws of Texas Gohlke Partners, Inc. (6)
4.1	Specimen Stock Certificate (1)
10.1	Stock Purchase Agreement (2)
10.2	Share Exchange Agreement (4)
10.3	Stock Purchase Agreement and Assignment of Interest from Sanka, LTD. (Trull Heirs #1 Well) (5)
10.4	Stock Subscription Agreement from Yegua, Inc. (5)
10.5	Stock Subscription Agreement – Brookshire Drilling Service LLC (5)
10.6	Share Exchange Agreement – Texas Gohlke Partners, Inc. (5)
10.7	Stock Subscription Agreement – Sanka LLC (5)
10.8	Assignment of Oil – Sanka Exploration Company (5)
10.9	Stock Subscription Agreement – Sanka Ltd. (6)
10.10	Assignment of Oil – Sank Exploration Company (6)
10.11	2003 Nonqualified Stock Option Plan (7)
10.12	Marketing Contract (8)
10.13	Lease Agreement with Insite Realty for office space (10)
10.15	Stock Purchase Agreement (10)
14.1	Code of Business Conduct and Ethics (9)

21.1	We have the following subsidiaries: Texas Brookshire Partners, Inc. Texas Gohlke Partners, Inc. Brookshire Drilling Service, LLC Yegua, Inc. BWC Minerals, L.L.C.
23.1*	Consent of Williams & Webster
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 for D. Elroy Fimrite
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 for D. Elroy Fimrite

*Filed herewith.

(1)     Incorporated by reference to the company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 13, 2000.

(2)     Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2002.

(3)     Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2002.

(4)     Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on July 26, 2002.

(5)     Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on September 17, 2002.

(6)     Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2002.

(7)     Incorporated by reference to the company’s Form S-8 filed with the Securities and Exchange Commission on April 11, 2003.

(8)     Incorporated by reference to the company’s Form 8-K Registration Statement filed with the Securities and Exchange Commission on July 9, 2003, as amended.

(9)     Incorporated by reference to the company’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 12, 2003.

(10)   Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 30, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

Our board of directors had appointed Williams & Webster, P.S Certified Public Accountants, as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Williams & Webster for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 and June 30, 2004 were $23,242 and $21,024 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2004 and June 30, 2004, the aggregate fees billed for assurance and related services by Williams & Webster relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $ 7,603.25 and $18,686.75 respectively.

Tax Fees

For the fiscal years ended December 31, 2004 and June 30, 2004, Williams & Webster provided no tax services.

All Other Fees

For the fiscal years ended December 31, 2004 and June 30, 2004, the aggregate fees billed by Williams & Webster for other non-audit professional services, other than those services listed above, totaled none and $20,786.75 respectively. Substantially all the 2004 other fees related to assistance in responding to queries on our financial statements by the Securities and Exchange Commission.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Williams & Webster is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of the fees billed by Williams & Webster, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Williams & Webster independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXEN OIL & GAS, INC.

/s/ D. Elroy Fimrite

By: D. Elroy Fimrite, President, Chief Executive

Officer, Secretary, Treasurer and Director

(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

May 20 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Elroy Fimrite

D. Elroy Fimrite, President, Chief Executive

Officer, Secretary, Treasurer and Director

(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

May 20, 2005