Form 10QSB
period 2005-03-31
TEXEN OIL & GAS INC
filed 2005-05-27
CIK 1102944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

PART I - FINANCIAL INFORMATION

TEXEN OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$47,788	$121,731
Accounts receivable	147,825	-
Accrued oil and gas sales	29,255	37,982
Total Current Assets	$224,868	$159,713
OIL AND GAS PROPERTIES, ON THE BASIS OF SUCCESSFUL EFFORTS ACCOUNTING
Unproved property	147,108	147,108
Proved Property, developed and undeveloped wells, related equipment and facilities	26,015,406	26,015,406
Less accumulated depreciation, depletion, and amortization and impairments	(24,517,682)	(24,466,051)
Net Oil and Gas Properties	1,644,832	1,696,463
OTHER PROPERTY AND EQUIPMENT
Other property and equipment	13,439	178,564
Less accumulated depreciation	(2,671)	(98,532)
Total Other Property and Equipment	10,768	80,032
OTHER ASSETS
Management Rights	-	15
TOTAL ASSETS	$1,880,468	$1,936,223

See condensed notes to interim financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$836,080	$879,850
Accounts payable - related party	1,330,110	1,338,890
Notes payable	516,300	475,000
Total Current Liabilities	2,682,490	2,693,740
TOTAL LIABILITIES	$2,682,490	$2,693,740
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value, 99,115,866 Shares issued and outstanding	991	983
Additional paid-in capital	30,589,136	30,490,794
Stock options	95,175	95,175
Accumulated deficit	(31,487,324)	(31,344,469)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(802,022)	(757,517)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,880,468	$1,936,223

See condensed notes to interim financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
		2005 (Unaudited)	2004 (Unaudited)
REVENUES
Oil and gas sales		$145,882	$69,744
Drilling revenues		-	19,300
TOTAL REVENUES		145,882	89,044
COST OF REVENUES
Drilling costs		-	42,736
GROSS PROFITS FROM DRILLING AND PRODUCTION		$145,882	$46,308
EXPENSES
Lease operating		83,892	54,366
Compensation		156,193	200,000
General and administrative expense		47,299	15,162
Legal and accounting		24,376	6,900
Depreciation, depletion and amortization		52,459	121,332
Production taxes included in lease operating		3,588	4,384
TOTAL EXPENSES		$367,807	$402,144
OPERATING LOSS		$(221,925)	$(355,836)
OTHER INCOME AND EXPENSES
Gain on Disposal of Assets		80,049	-
Interest and finance expenses		(978)	(61,100)
TOTAL OTHER INCOME AND EXPENSES		$79,071	$(61,100)
LOSS BEFORE INCOME TAXES		$(142,854)	$(416,936)
INCOME TAXES		-	-
NET LOSS		$(142,854)	$(416,936)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		98,740,866	59,870,420

See condensed notes to interim financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2005 (Unaudited)	2004 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,854)	$(416,936)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on Sale of Assets	(80,049)	-
Depreciation, depletion and amortization	52,459	121,332
Common stock issued for accrued consulting fees	98,350	100,000
Decrease (increase) in accounts receivable	(147,825)	32,044
Decrease in advances receivable from related party	-	(421)
Decrease (increase) in accrued oil and gas sales	8,727	(3,145)
Decrease in prepaid insurance	-	5,826
Increase in employee advances	-	(650)
Increase (decrease) in accounts payable	(43,770)	23,837
Increase in accounts payable - related party	(8,780)	274,168
Increase (decrease) in accrued expenses	-	9,270
Decrease in accrued interest - related party	-	(118,771)
Net cash provided (used) by operating activities	$(263,742)	$26,554
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	148,499	1,960
Net cash provided by investing activities	148,499	1,960
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	41,300	-
Proceeds from loans payable - related parties	-	437,285
Payment to related party payable	-	(459,801)
Net cash provided (used) by financing activities	41,300	(22,516)
Net increase (decrease) in cash	(73,943)	5,998
Cash, beginning of period	121,731	7,604
Cash, end of period	$47,788	$13,602

See notes to interim financial statements.

TEXEN OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended March 31
	2005 (Unaudited)	2004 (Unaudited)
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for accrued consulting fees	$98,350	$100,000
Stock Issued for related party note payment	$-	$1,489,988

See notes to interim financial statements.

TEXEN OIL & GAS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The foregoing unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with rules set forth in Regulation SB as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all disclosures required by generally accepted principles in the United States of America and should be read in conjunction with the audited financial statements for the transitional period ended December 31, 2004. In the opinion of management, all required adjustments, which consist of normal recurring accruals, have been made to the financial statements. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

TexEn Oil & Gas, Inc. (hereinafter "TexEn" or "the Company") filed for incorporation on September 2, 1999 under the laws of the State of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company changed its name from Palal Mining Corporation to TexEn Oil & Gas, Inc. on May 15, 2002 upon obtaining approval from its shareholders and filing an amendment to its articles of incorporation. The Company shall be referred to as "TexEn" or "TexEn Oil & Gas, Inc." even though the events described may have occurred while the Company's name was Palal Mining Corporation. The Company's fiscal year end is December 31.

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

TEXEN OIL & GAS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Property and Equipment

Support equipment, trucks etc. are other property and equipment and other property equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to twenty years.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss in the amount of $142,854. during the three months ended March 31, 2005 and has an accumulated deficit of $31,487,324 as of March 31, 2005. These factors raise substantial doubt about the company continuing as a going concern. The Company’s management have plans for additional equity and debt investments to provide capital for future development operations.

TEXEN OIL & GAS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE 3 – COMMON STOCK

During the quarter ended March 31, 2005, the Company issued a total of 750,000 shares of its common stock as follows; 250,000 shares issued to Newport Capital Corp. for consulting services and 500,000 shares issued to Lima Capital, Inc. for consulting services. The value of these securities total $98,350 posted as additions to the Company’s equity accounts based upon the current fair market price of the Company’s stock.

NOTE 4 – RELATED PARTIES

On May 17, 2005, Texen Holdings LLC, an entity controlled by the President, Mr. Fimrite acquired a 100% control position from Tatiana Golovina for consideration of $3,500,000 paid by a promissory note. A Form 8-k advising of the change of control was filed on May 19, 2005.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Regulatory Issues

The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. The Company is unaware of any pending litigation or of past or prospective environmental matters which could impair the value of its properties.

Consulting Agreements

During the Quarter ending March 31, 2005, the Company entered into various consulting agreements and issued 750,000 shares for administrative, advisory, operations management and accounting services. (See Note 3)

Leases

The Company has a lease on office space requiring payments of $1,607 per month through November 30, 2005. The lease obligations are $17,677 for the residual lease term ending November 30, 2005.

NOTE 6 – OIL AND GAS PROPERTIES

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

TEXEN OIL & GAS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE 7 – CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily two customers and these receivables are not collateralized. At March 31, 2005, the Company’s accounts receivable from these customers totaled $29,255.

NOTE 8 – STOCK OPTIONS

During the quarter ending March 31, 2005, 750,000 shares were granted to consultants under the 2003 Nonqualified Stock Option Plan of Texen Oil & Gas, Inc. and the options were exercised. The Company had no outstanding exercisable stock options as of March 31, 2005.

NOTE 9 – INCOME TAXES

At March 31, 2005 and December 31, 2004, the Company had net deferred tax assets of approximately $1,260,000 and $1,250,000, calculated at projected income tax rates of 34%. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at March 31, 2005 and December 31, 2004. The significant components of the deferred tax assets at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Net operating loss carry forward before adjustments	$28,080,155	$27,937,301
Less: Stock options issued under an unqualified plan	(1,446,600)	(1,348,250)
Less: Impairment of assets	(22,912,697)	(22,912,697)
Effective net operating loss carry forward	3,720,858	3,676,414
Expected tax rate	34%	34%
Deferred tax asset	1,260,000	1,250,000
Deferred tax asset valuation allowance	(1,260,000)	(1,250,000)
Deferred tax asset after valuation allowance	$-	$-

At March 31, 2005 the Company has net operating loss carry forwards of $ 3,720,000.

TEXEN OIL & GAS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE 10 – SUBSEQUENT EVENTS

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

Item 2.	Management's Discussion and Analysis or Plan of Operation.

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

Overview

Our Company was formed in September 1999 as a mining Company and we changed our business to the production of oil and gas in May 2002. During our development stage we experienced the difficulties typical to new business development and as a result experienced significant operating losses. In November 2004 we commenced a management reorganization culminating in the May 17, 2005 resignation of our interim directors and officers. We expect to appoint additional directors shortly and will build a permanent management team as the company revenues and operations permit.

We own leasehold oil and gas interests in two fields in DeWitt, Victoria and Warren Counties, Texas. We are engaged in an agreement with Durango Resources Corp for a reservoir analysis on the Helen Gohlke field and believe that the field may contain significant additional reserves. We are currently pursuing remediation of deferred maintenance on both fields and are realizing improvements in production of oil and gas as a result. We believe that the Company will be able to increase production and sales while reducing lifting costs and administration. We believe that these factors will rapidly contribute to improved profitability.

Results from Operations

We improved our quarterly performance in the quarter with a reduction in the quarterly loss by nearly $300,000 as compared to the quarter ending March 31, 2004. Our source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. The level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of fluctuations in price and production levels.

Revenue

Our oil and gas revenues more than doubled over the equivalent period in 2004 due to a combination of increased gas sales and higher prices. Our revenues have been reduced over prior periods due to deferred maintenance causing reduced production. In the current quarter we are executing on a remedial program and expect production increases to be reflected by the end of this quarter.

We completed the disposal of our drilling equipment resulting in a gain on disposal of $80,049.

Capital Expenditure

We did not make any capital expenditures in the quarter ended March 31, 2005.

Depreciation, Depletion and Amortization

Depreciation and depletion have decreased significantly as a result of reserve adjustments recorded in 2004.

Production Expenses

Production costs as a percentage of revenue has decreased by 23% relative to the comparable quarter ending March 31, 2004. This decrease is partly reflective of achieved efficiencies and partly relates to increased hydrocarbon prices.

General and Administrative Expenses

We experienced comparable compensation, general and administration expenses during the quarter compared to the comparable quarter in 2004. We expect to reduce general and administration expense during 2005 as our new management team addresses administrative efficiencies.

Exploration Outlook

We are currently focusing operations on improving production from our existing wells and are not currently committed to an exploration and drilling program.

Financial Condition, Liquidity and Capital Resources

We continue to rely on equity investments or debt increases to finance our operations. We expect to continue operations and believe that with increasing production and lower operating costs we will be able to attract capital as required.

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

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The company is involved in several litigations and have described these involvements more certainly in our December 31, 2004 10KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to the Articles of Corporation (2)
3.4	Articles of Incorporation of Texas Brookshire Partners, Inc.(6)
3.5	Bylaws of Texas Brookshire Partners (6)
3.6	Articles of Incorporation of Texas Gholke Partners, Inc. (6)
3.7	Bylaws of Texas Gohlke Partners, Inc. (6)
4.1	Specimen Stock Certificate (1)
10.1	Stock Purchase Agreement (2)
10.2	Share Exchange Agreement (4)
10.3	Stock Purchase Agreement and Assignment of Interest from Sanka, LTD. (Trull Heirs #1 Well) (5)
10.4	Stock Subscription Agreement from Yegua, Inc. (5)
10.5	Stock Subscription Agreement – Brookshire Drilling Service LLC (5)
10.6	Share Exchange Agreement – Texas Gohlke Partners, Inc. (5)
10.7	Stock Subscription Agreement – Sanka LLC (5)
10.8	Assignment of Oil – Sanka Exploration Company (5)
10.9	Stock Subscription Agreement – Sanka Ltd. (6)
10.10	Assignment of Oil – Sank Exploration Company (6)
10.11	2003 Nonqualified Stock Option Plan (7)
10.12	Marketing Contract (8)
10.13	Lease Agreement with Insite Realty for office space (10)
10.15	Stock Purchase Agreement (10)
14.1	Code of Business Conduct and Ethics (9)
21.1	We have the following subsidiaries: Texas Brookshire Partners, Inc. Texas Gohlke Partners, Inc. Brookshire Drilling Service, LLC Yegua, Inc. BWC Minerals, L.L.C.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 for D. Elroy Fimrite
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 for D. Elroy Fimrite

*Filed herewith.

(1)Incorporated by reference to the company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 13, 2000.

(2)                Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2002.

(3)Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2002.

(4)Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on July 26, 2002.

(5)Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on September 17, 2002.

(6)Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2002.

(7)Incorporated by reference to the company’s Form S-8 filed with the Securities and Exchange Commission on April 11, 2003.

(8)Incorporated by reference to the company’s Form 8-K Registration Statement filed with the Securities and Exchange Commission on July 9, 2003, as amended.

(9)Incorporated by reference to the company’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 12, 2003.

(10)      Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of May 2005.

TEXEN OIL & GAS, INC. (Registrant)
BY:	/s/ D Elroy Fimrite
D Elroy Fimrite, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.