Form 10QSB
period 2005-06-30
SNRG CORP
filed 2005-09-09
CIK 1102944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission File Number 000-33193

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

(Exact name of small business issuer as specified in its charter.)

Nevada	90-0082485
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14300 N Northsight Blvd

Suite 227

Scottsdale, AZ 85260

(Address of principal executive offices)

(480) 991-2040

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No [  X  ]

PART I - FINANCIAL INFORMATION

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2005 include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$61,355	$121,731
Accounts receivable	124,607	-
Accrued oil and gas sales	40,996	37,982
Prepaid expense	35,000	-
Deposit on Facility Purchase	150,000	-
Total Current Assets	411,958	159,713

OIL AND GAS PROPERTIES, ON THE BASIS OF SUCCESSFUL EFFORTS ACCOUNTING
Unproved property	147,108	147,108
Proved Property, developed and undeveloped wells, related equipment and facilities	26,520,885	26,015,406
Less accumulated depreciation, depletion, and amortization and impairments	(24,347,192)	(24,466,051)
Net Oil and Gas Properties	2,320,801	1,696,463

OTHER PROPERTY AND EQUIPMENT
Other property and equipment	13,439	178,564
Less accumulated depreciation	(3,499)	(98,532)
Total Other Property and Equipment	9,940	80,032
OTHER ASSETS
Management Rights	-	15
TOTAL ASSETS	$2,742,699	$1,936,223

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$516,903	$879,850
Accounts payable - related party	5,482	1,338,890
Notes payable	31,300	475,000
Total Current Liabilities	553,685	2,693,740
TOTAL LIABILITIES	$553,685	$2,693,740
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Shares, 300,000,000 shares authorized, $0.00001 par value, issued and outstanding: None	-	-
Common stock, 500,000,000 shares authorized, $0.00001 par value, issued and outstanding: 160,295,866 Shares and 98,365,866 respectively	1,603	983
Additional paid-in capital	33,647,524	30,490,794
Stock options	95,175	95,175
Accumulated deficit	(31,555,288)	(31,344,469)
TOTAL STOCKHOLDERS' EQUITY	2,189,014	(757,517)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,742,699	$1,936,223

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30			Six Months Ended June 30
		2005 (Unaudited)	2004 (Unaudited)		2005 (Unaudited)	2004 (Unaudited)

REVENUES
Oil and gas sales		$144,704	$128,713		$290,586	$226,237
Drilling revenues		-	-		-	19,300
TOTAL REVENUES		144,704	128,713		290,586	245,637
COST OF REVENUES
Drilling costs		-	38,860		-	81,595
GROSS PROFITS FROM DRILLING AND PRODUCTION		$144,704	$89,853		$290,586	$164,042
EXPENSES
Lease operating		114,588	311,021		198,480	389,175
Compensation		73,505	341,367		229,698	541,367
General and administrative expense		77,435	262,312		124,734	286,761
Legal and accounting		5,011	215,310		29,387	222,210
Depreciation, depletion and amortization		24,859	143,608		77,318	273,443
Production taxes included in lease operating		7,729	6,740		11,317	11,125
TOTAL EXPENSES		$303,127	$1,280,358		$670,934	$1,724,681
OPERATING LOSS		$(158,423)	$(1,190,505)		$(380,348)	$(1,560,639)
OTHER INCOME AND EXPENSES
Gain on disposal of assets		-	-		80,049	-
Gain on settlement of debt		89,480	-		89,480	-
Interest Income		978	-		978	-
Interest and finance expenses		-	(386,670)		(978)	(447,770)
TOTAL OTHER INCOME AND EXPENSES		$90,458	$(386,670)		$169,529	$(447,770)
LOSS BEFORE INCOME TAXES		$(67,965)	$(1,577,175)		$(210,819)	$(2,008,409)
INCOME TAXES		-	-		-	-
NET LOSS		$(67,965)	$(1,577,175)		$(210,819)	$(2,008,409)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	$(0.03)	$	nil	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		99,115,866	61,668,065		98,928,366	59,870,420

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2005 (Unaudited)	2004 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(210,819)	$(2,008,409)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	77,318	273,443
Common stock issued for accrued consulting fees	98,350	100,000
Common stock issued for financing expenses	-	383,750
Forgiveness of debt	-	156,920
Expenses paid with officers loans	-	98,403
Gain on property and equipment sales	(80,049)	-
Gain on settlement of debt	(89,480)	-
Expense paid by transfer of equipment	43,000	-
Decrease (increase) in accounts receivable	(124,607)	287,375
Decrease (increase) in accrued oil and gas sales	(3,014)	(10,818)
Decrease (increase) in prepaid expense	(35,000)	(2,379)
Increase (decrease) in accounts payable	(273,467)	1,128,222
Increase (decrease) in accounts payable - related party	(33,408)	(365,045)
Decrease in accrued interest - related party	-	(118,771)
Net cash provided (used) by operating activities	$(631,176)	$(77,309)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	105,500	-
Purchase of equipment	-	(17,096)
Deposit on facility purchase	(150,000)	-
Purchase of oil and gas interests	(700,000)	-
Net cash provided by investing activities	(744,500)	(17,096)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related parties	-	133,096
Payment of Notes Payable	(10,000)	(500,000)
Proceeds from Notes Payable	741,300	500,000
Proceeds from common stock issued	584,000	-
Net cash provided (used) by financing activities	1,315,300	(133,096)
Net increase (decrease) in cash	(60,376)	38,641
Cash, beginning of period	121,731	7,604
Cash, end of period	$61,355	$46,295

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30
	2005 (Unaudited)	2004 (Unaudited)
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$110,695
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for accrued consulting fees	$98350	$100,000
Stock Issued for note payable	$-	$792,500
Stock Issued for Debt	$475,000	$854,408
Stock Issued for accounts payable related parties	$1,300,000	$-
Stock Issued for Note Conversion	$1,175,000	$-
Stock issued for financing expense	$-	$383,750

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The foregoing unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with rules set forth in Regulation SB as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all disclosures required by generally accepted principles in the United States of America and should be read in conjunction with the audited financial statements for the transitional period ended December 31, 2004. In the opinion of management, all required adjustments, which consist of normal recurring accruals, have been made to the financial statements. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

SNRG Corporation (formerly Texen Oil & Gas, Inc.) (hereinafter "SNRG" or "the Company") filed for incorporation on September 2, 1999 under the laws of the State of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company changed its name from Palal Mining Corporation to Texen Oil & Gas, Inc. on May 15, 2002 and changed its name again to SNRG Corporation on July 22, 2005 upon obtaining approval from its shareholders and filing an amendment to its articles of incorporation. We shall be referred to as "SNRG" or “SNRG Corporation” even though the events described may have occurred while our name was Palal Mining Corporation or Texen Oil & Gas, Inc. Our fiscal year end is December 31.

On July 1, 2002, we developed a plan for acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids and accordingly ended our development stage as a mineral properties exploration company. We sell our oil and gas products primarily to domestic pipelines and refineries. Our wholly owned subsidiaries consist of Texas Brookshire Partners, Inc. Texas Gohlke Partners, Inc, Brookshire Drilling Services, Inc., Yegua, Inc. and BWC Minerals, LLC.

On June 2, 2005 we announced our intention to acquire the Port Assets LLC, Bay City Texas facility which was designed to recover and convert halogenated hydrocarbon waste from the petro-chemical industry into hydrochloric acid and synthesis gas. The facility was constructed at an approximate cost of $79 million in 1997-1998 and has never operated. The facility was professionally moth-balled and has been maintained in pristine condition. We intend to complete the acquisition under a turn key structured financing that will include provision for supplemental hydrocarbon waste processing to accelerate a revenue source during the expected nine month plant commissioning.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Property and Equipment

Support equipment, trucks etc are classified as other property and equipment and are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to twenty years.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern.

As shown in the accompanying financial statements, we incurred a net loss in the amount of $210,819 during the six months ended June 30, 2005 and have an accumulated deficit of $31,555,288 as of June 30, 2005. These factors raise substantial doubt about the Company continuing as a going concern. The Company's management has plans for additional equity and debt investments to provide capital for future development operations.

Reclassification:

Certain amounts from prior periods have been reclassified for presentation purposes. The reclassifications have had no effect on new losses or accumulated deficits and losses per share.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

NOTE 3 – COMMON STOCK

During the quarter ended March 31, 2005, the Company issued a total of 750,000 shares of its common stock as follows; 250,000 shares issued to Newport Capital Corp. for consulting services and 500,000 shares issued to Lima Capital, Inc. for consulting services. The value of these securities total $98,350 posted as additions to the Company’s equity accounts.

During the quarter ended June 30, 2005, we issued a total of 61,180,000 shares of our common stock to non-associated parties for financing of $3,059,000 advanced to or on behalf of the Company. A total of 21,180,000 restricted common shares were issued to 16 non-associated parties pursuant to Section 506 of Regulation D of the Securities Act of 1933. A total of 40,000,000 shares were issued to three non-associated foreign shareholders pursuant to Regulation S of the Securities Act of 1933. We have a total of 160,295,866 shares issued and outstanding as of June 30, 2005.

NOTE 4 – RELATED PARTIES

On May 17, 2005, Texen Holdings LLC, an entity controlled by the President, Mr. Fimrite acquired 100% on the control position from Tatiana Golovina for consideration of $3,500,000 paid by promissory note. A Form 8-k advising of the change of control was filed on May 19, 2005.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Regulatory Issues

The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. We are unaware of any pending litigation or of past or prospective environmental matters which could impair the value of its properties.

Consulting Agreements

During the Quarter ending March 31, 2005, the Company entered into various consulting agreements and issued 750,000 shares for administrative, advisory, operations management and accounting services. (See Note 3)

During the Quarter ending June 30, 2005, we did not enter into any consulting agreements.

Leases

The Company has a lease on office space requiring payments of $1,607 per month through November 30, 2005. The lease obligations are $8,035 for the residual lease term ending November 30, 2005.

NOTE 6 – OIL AND GAS PROPERTIES

Our oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in our activities. Our oil and gas properties are valued at the lower of cost or net realizable value.

NOTE 7 – CONCENTRATION OF RISK

We derive our sales and accounts receivable from primarily two customers and these receivables are not collateralized. At June 30, 2005, our accounts receivable from these customers totaled $40,996.

NOTE 8 – STOCK OPTIONS

During the quarter ending June 30, 2005, no shares were granted under the 2003 Nonqualified Stock Option Plan of SNRG Corporation. We had no outstanding exercisable stock options as of June 30, 2005.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

NOTE 9 – INCOME TAXES

At June 30, 2005 and December 31, 2004, we had net deferred tax assets of approximately $1,260,000 and $1,250,000, calculated at projected income tax rates of 34%. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of we cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2004. The significant components of the deferred tax assets at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Net operating loss carry forward before adjustments	$28,080,155	$27,937,301
Less: Stock options issued under an unqualified plan	(1,446,600)	(1,348,250)
Less: Impairment of assets	(22,912,697)	(22,912,697)
Effective net operating loss carry forward	3,720,858	3,676,414
Expected tax rate	34%	34%
Deferred tax asset	1,260,000	1,250,000
Deferred tax asset valuation allowance	(1,260,000)	(1,250,000)
Deferred tax asset after valuation allowance	$-	$-

At June 30, 2005 we has net operating loss carry forwards of $ 3,720,000.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

NOTE 10 – SUBSEQUENT EVENTS

On June 2 2005 we filed an 8-K announcing our intentions to acquire a gasification facility and as of June 30, 2005 we have paid a deposit on the purchase of $150,000. On August 17, 2005 we completed the purchase of 100 % of the membership interests of Port Assets LLC, the owner of the gasification facility located at Farm Road 1047, Bay City, Matagorda County Texas for the purchase price of $3,000,000. On August 30, 2005 we sold 51 % of the membership interests of Port Assets LLC for $2,850,000 to Bay City Partners LLC. We have entered into an option agreement with Bay City Partners LLC to reacquire the 51% interest prior to the end of the year. Under the terms of our agreement with Bay City Partners LLC we are responsible for management, operation and retrofit of the facility.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

June 30, 2005

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

Overview

Our company was formed in September 1999 as a mining company and we changed our business to the production of oil and gas in May 2002. From our inception through December 31, 2004 we experienced significant operating losses but we significantly reduced our losses in the first two quarters of 2005. In November 2004 we commenced a management reorganization culminating in the May 17, 2005 resignation of our interim directors and officers. During our reorganization period we have engaged consultants as required to assist management. We expect to appoint additional directors shortly and will build a permanent management team as our revenues and operations permit.

We own leasehold oil and gas interests in two fields in DeWitt, Victoria and Warren Counties, Texas. We are engaged in an agreement with Durango Resources Corp for a reservoir analysis on the Helen Gohlke field and believe that the field may contain significant additional reserves. We are currently pursuing remediation of deferred maintenance on both fields and are realizing improvements in production of oil and gas as a result. We believe that we will be able to increase production and sales while reducing lifting costs and administration. We believe that these factors will rapidly contribute to improved profitability.

Results from Operations

We continued to improve our quarterly performance in the current quarter with a reduction in the quarterly loss by nearly $1.5 million as compared to the quarter ending June 30, 2004. Our source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. The level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of fluctuations in price and production levels.

Revenue

We have experienced marginally higher revenue levels this quarter at $144,704 as compared to $128,713 in the quarter ended June 30, 2004 for an effective 12% increase. Revenues for the six months year to date were $290,586 compared to $216,766 for the comparable period ending June 30, 2004 yielding a 34% revenue increase. We expect that results of maintenance applied to the Brookshire field will continue to produce increased levels of production and will have a positive impact on revenues in the near future.

Capital Expenditure

We have completed our previously announced purchase of the A207 well in Victoria Texas and have acquired certain overriding royalty interests in the Helen Gohlke field as the final step of severing our interests and properties from the private holdings of previous management. We purchased the A207 well and royalty overrides for an aggregate purchase price of $700,000. The purchase was funded by a non-associated party in a loan and asset assignment agreement, in exchange for 14,000,000 unregistered common shares of the Company pursuant to section 506 of Regulation D of the Securities act of 1933.

On June 2 2005 we filed an 8-K announcing our intentions to acquire a gasification facility and as of June 30, 2005 we have paid a deposit on the purchase of $150,000. Subsequent to the end of the quarter we purchased 100 % of the membership interests of Port Assets LLC, the owner of the gasification facility located at Farm Road 1047, Bay City, Matagorda County TX for a purchase price of $3,000,000. Subsequently we sold 51 % of the membership interests of Port Assets LLC to Bay City Partners LLC for $2,850,000. We have entered into an option agreement with Bay City Partners LLC to reacquire the 51% interest prior to the end of the year.

The plant was originally built in 1997 by Molten Metals, Inc. at a cost of $79.5 million.

The original construction managers of the facility, Fluor Daniel, have estimated the current engineering and construction cost of an identical new Greenfield facility at a cost range of approximately $92.8 Million to $109.2 Million dollars.

Depreciation, Depletion and Amortization

Depreciation and depletion have decreased significantly as a result of reserve adjustments recorded in 2004. The current quarter expense of $24,859 is significantly less than the $143,608 recorded in the comparable period ending June 30, 2004 due to a combination of the reserve adjustments and as a result of higher prices for hydrocarbons which mean that despite higher revenues, the volume of hydrocarbons sold is lower with a proportionately lower cost of depreciation, depletion and amortization.

Production Expenses

Production expenses for the quarter were $114,588 as compared to $311,021 for the same quarter in 2004. We reduced these expenses by over 60 % while increasing the proportion of these expenses spent on maintenance. The current quarter expense includes approximately $40,000 of maintenance expense in Brookshire. This expenditure resulted in a quadrupling of production in the current quarter over the first quarter of 2005.

General and Administrative Expenses

During the quarter we reduced our general and administrative to approximately 30 % of the 2004 equivalent quarter. In addition we reduced Legal and Accounting expenses for the six month period ending June 30, 2005 by 90% over the equivalent period in 2004.

Exploration Outlook

We are currently focusing operations on improving production from our existing wells and are not currently committed to an exploration and drilling program. We expect to receive the results of our field study of the Helen Gohlke field and have also engaged Hawkeye GeoSensing Ltd to conduct satellite image analysis of our current fields and of a prospective field in Louisiana. Subsequent to analysis of the results of these two alternative analytical technologies, we intend to conduct an extensive development program of our existing fields.

Financial Condition, Liquidity and Capital Resources

We continue to rely on equity investments or debt increases to finance our operations. We expect to continue operations and believe that with increasing production and lower operating costs we will be able to attract capital as required. We have reduced our rate of losses for the six month period now ending to $210,819 as compared to losses of $2,008,409 for the equivalent six months of 2004. Our current quarter loss of $67,965 as compared to the loss of $1,577,175 in the comparable quarter of 2004 has been achieved with a revenue increase of only $16,000 over the revenue experienced in 2004. We believe that this dramatic improvement in fiscal management will create a favorable environment for accessing new capital as required.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of our company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of our company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Our company has not yet determined the impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on our company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (hereinafter “SOP 04-2”). This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on our company’s financial condition or results of operations.

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Accounting Standards no. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our company has not yet determined the impact of the adoption of the statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of our company as we has not issued any derivative instruments or engaged in any hedging activities as of June 30, 2004.

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We are involved in several litigations and have described these involvements more certainly in our December 31, 2004 10KSB. No new legal claims have been filed against us or by us since the issuance of the December 31, 2004 10KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 61,180,000 shares to non-associated pursuant to conversion of structured financing in the amount of $3,050,000 advanced to or on behalf of the Company. A total of 21,180,000 restricted common shares were issued to 16 non-associated parties pursuant to Section 506 of Regulation D of the Securities Act of 1933. The proceeds of this issuance in the amount $584,000 were used for general corporate purposes. A total of 40,000,000 shares were issued to three non-associated foreign shareholders pursuant to Regulation S of the Securities Act of 1933. The securities were issued for payment of corporate debt in the amount of $1,300,000 and $700,000 for payment of the loan incurred for the purchase of assets. We have a total of 160,295,866 shares issued and outstanding as of June 30, 2005.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We obtained Shareholder support by a consent resolution by a majority of the Shareholders of we for the change of we name and for the reorganization of our capital structure of we and the approval of an increase in the authorized share capital from 100,000,000 million to 500,000,000 and for the creation of 300,000 preferred shares.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
21.1	We have the following subsidiaries: Texas Brookshire Partners, Inc. Texas Gohlke Partners, Inc. Brookshire Drilling Service, LLC Yegua, Inc. BWC Minerals, L.L.C.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 for D. Elroy Fimrite
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 for D. Elroy Fimrite

*Filed herewith.

(1) Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 13, 2000.

(2)                Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2002.

(3) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 17, 2002.

(4) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 26, 2002.

(5) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 17, 2002.

(6) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 4, 2002.

(7) Incorporated by reference to our Form S-8 filed with the Securities and Exchange Commission on April 11, 2003.

(8) Incorporated by reference to our Form 8-K Registration Statement filed with the Securities and Exchange Commission on July 9, 2003, as amended.

(9) Incorporated by reference to web’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 12, 2003.

(10)         Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of September, 2005.

SNRG CORPORATION (Formerly Texen Oil & Gas, Inc.) (Registrant)
BY:	/s/ D Elroy Fimrite
D Elroy Fimrite, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.