Form 10QSB/A
period 2005-06-30
SNRG CORP
filed 2005-09-09
CIK 1102944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

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

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30			Six Months Ended June 30
		2005 (Unaudited)	2004 (Unaudited)		2005 (Unaudited)	2004 (Unaudited)

REVENUES
Oil and gas sales		$144,704	$128,713		$290,586	$226,237
Drilling revenues		-	-		-	19,300
TOTAL REVENUES		144,704	128,713		290,586	245,637
COST OF REVENUES
Drilling costs		-	38,860		-	81,595
GROSS PROFITS FROM DRILLING AND PRODUCTION		$144,704	$89,853		$290,586	$164,042
EXPENSES
Lease operating		114,588	311,021		198,480	389,175
Compensation		73,505	341,367		229,698	541,367
General and administrative expense		77,435	262,312		124,734	286,761
Legal and accounting		5,011	215,310		29,387	222,210
Depreciation, depletion and amortization		24,859	143,608		77,318	273,443
Production taxes included in lease operating		7,729	6,740		11,317	11,125
TOTAL EXPENSES		$303,127	$1,280,358		$670,934	$1,724,681
OPERATING LOSS		$(158,423)	$(1,190,505)		$(380,348)	$(1,560,639)
OTHER INCOME AND EXPENSES
Gain on disposal of assets		-	-		80,049	-
Gain on settlement of debt		89,480	-		89,480	-
Interest Income		978			978	-
Interest and finance expenses		-	(386,670)		(978)	(447,770)
TOTAL OTHER INCOME AND EXPENSES		$90,458	$(386,670)		$169,529	$(447,770)
LOSS BEFORE INCOME TAXES		$(67,965)	$(1,577,175)		$(210,819)	$(2,008,409)
INCOME TAXES		-	-		-	-
NET LOSS		$(67,965)	$(1,577,175)		$(210,819)	$(2,008,409)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	$(0.03)	$	nil	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		99,115,866	61,668,065		98,928,366	59,870,420

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2005 (Unaudited)	2004 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(210,819)	$(2,008,409)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	77,318	273,443
Common stock issued for accrued consulting fees	98,350	100,000
Common stock issued for financing expenses	-	383,750
Forgiveness of debt	-	156,920
Expenses paid with officers loans	-	98,403
Gain on property and equipment sales	(80,049)	-
Gain on settlement of debt	(89,480)	-
Expense paid by transfer of equipment	43,000	-
Decrease (increase) in accounts receivable	(124,607)	287,375
Decrease (increase) in accrued oil and gas sales	(3,014)	(10,818)
Decrease (increase) in prepaid expense	(35,000)	(2,379)
Increase (decrease) in accounts payable	(273,467)	1,128,222
Increase (decrease) in accounts payable - related party	(33,408)	(365,045)
Decrease in accrued interest - related party	-	(118,771)
Net cash provided (used) by operating activities	$(631,176)	$(77,309)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	105,500	-
Purchase of equipment	-	(17,096)
Deposit on facility purchase	(150,000)	-
Purchase of oil and gas interests	(700,000)	-
Net cash provided by investing activities	(744,500)	(17,096)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related parties	-	133,096
Payment of Notes Payable	(10,000)	(500,000)
Proceeds from Notes Payable	741,300	500,000
Proceeds from common stock issued	584,000	-
Net cash provided (used) by financing activities	1,315,300	133,096
Net increase (decrease) in cash	(60,376)	38,641
Cash, beginning of period	121,731	7,604
Cash, end of period	$61,355	$46,295

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