Form 10QSB
period 2005-09-30
SNRG CORP
filed 2005-11-22
CIK 1102944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

(480) 991-2040

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]     No [X]

PART I - FINANCIAL INFORMATION

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004 (Restated)
ASSETS
CURRENT ASSETS
Cash	$25,009	$121,731
Accounts receivable	268,149	37,982
Prepaid expense	20,850	-
Total Current Assets	314,008	159,713

OIL AND GAS PROPERTIES, ON THE BASIS OF SUCCESSFUL EFFORTS ACCOUNTING
Unproved property	147,108	147,108
Proved Property, developed and undeveloped wells, related equipment and facilities	26,520,885	26,015,406
Less accumulated depreciation, depletion, and amortization and impairments	(24,364,362)	(24,466,051)
Net Oil and Gas Properties	2,303,631	1,696,463

OTHER PROPERTY AND EQUIPMENT
Other property and equipment	13,439	178,564
Less accumulated depreciation	(4,327)	(98,532)
Total Other Property and Equipment	9,112	80,032
OTHER ASSETS
Membership Interests	435,000	-
Management Rights	-	15
Total Other Assets	435,000	15

TOTAL ASSETS	$3,061,751	$2,742,223

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED BALANCE SHEETS (continued)

	September 30, 2005 (Unaudited)	December 31, 2004 (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$894,803	$1,114,850
Accounts payable - related party	229,436	1,338,890
Notes payable	31,300	475,000
Total Current Liabilities	1,155,539	2,928,740
TOTAL LIABILITIES	$1,155,539	$2,928,740
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Shares, 300,000,000 shares authorized, $0.00001 par value, issued and outstanding: None Common stock, 500,000,000 shares authorized, $0.00001 par value, issued and outstanding: 160,295,866 Shares and 98,365,866 respectively	1,603	983
Additional paid-in capital	33,647,524	30,490,794
Stock options	380,175	95,175
Accumulated deficit	(32,123,090)	(31,579,469)
TOTAL STOCKHOLDERS' EQUITY	1,906,212	(1,571,517)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,061,751	$2,742,223

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
REVENUES
Oil and gas sales	$156,715	286,640	$447,301	$512,977
Drilling revenues	-	-	-	19,300
TOTAL REVENUES	156,715	286,640	447,301	532,277
COST OF REVENUES
Drilling costs	-	25,964	-	107,559
GROSS PROFITS FROM DRILLING AND PRODUCTION	$156,715	260,676	$447,301	$424,718
EXPENSES
Lease operating	191,410	604,811	389,890	993,986
Compensation	134,395	25,000	364,093	566,967
General and administrative expense	76,964	70,831	201,698	357,592
Legal and accounting	62,867	50,000	92,254	272,210
Depreciation, depletion and amortization	17,998	211,466	95,316	484,909
Production taxes included in lease operating	5,883	-	17,200	11,125
TOTAL EXPENSES	$489,517	962,108	$1,160,451	$2,686,789
OPERATING LOSS	$(332,802)	(701,432)	$(713,150)	$(2,262,071)
OTHER INCOME AND EXPENSES
Gain on disposal of assets	-	-	80,049	-
Gain on settlement of debt	-	-	89,480	-
Interest and finance expenses	-	-	-	(447,770)
TOTAL OTHER INCOME AND EXPENSES	$-	-	$169,529	$(447,770)
LOSS BEFORE INCOME TAXES	$(332,802)	(701,432)	$(543,621)	$(2,709,841)
INCOME TAXES	-	-	-	-
NET LOSS	$(332,802)	(701,432)	$(543,621)	$(2,709,841)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	(0.01)	$(0.00)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	160,295,866	92,517,643	119,530,005	92,517,643

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2005 (Unaudited)	2004 (Unaudited) (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(543,621)	$(2,709,841)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	95,316	484,909
Common stock issued for accrued consulting fees	98,350	100,000
Gain on property and equipment sales	(80,049)	-
Gain on settlement of debt	(89,480)	-
Decrease (increase) in accounts receivable	(230,167)	(65,468)
Decrease (increase) in prepaid expense	(20,850)	(529)
Increase (decrease) in accounts payable	(220,047)	1,612,423
Net cash provided (used) by operating activities	$(990,548)	$(578,506)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	237,980	-
Purchase of membership interests-Port Assets LLC	(150,000)	-
Purchase of other property and equipment	-	(23,991)
Purchase of oil and gas interests	-	(200,550)
Net cash provided by investing activities	87,980	(224,541)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	31,300	-
Proceeds from common stock issued	774,546	890,791
Net cash provided (used) by financing activities	805,846	890,791
Net increase (decrease) in cash	(96,722)	87,744
Cash, beginning of period	121,731	7,604
Cash, end of period	$25,009	$95,348

See notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30
		2005 (Unaudited)	2004 (Unaudited)
SUPPLEMENTAL DISCLOSURES:
Interest paid		$-	$386,670
Income taxes paid		$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for accrued consulting fees		$98,350	$100,000
Stock Issued for note payable	$		$1,489,988
Stock Issued for Debt		$475,000	$-
Stock Issued for accounts payable related parties		$1,300,000	$-
Stock Issued for purchase of oil and gas interests		$700,000	$-
Warrants Issued for purchase of membership interests		$285,000	$-

See notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The foregoing unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with rules set forth in Regulation SB as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all disclosures required by generally accepted principles in the United States of America and should be read in conjunction with the audited financial statements for the transitional period ended December 31, 2004. In the opinion of management, all required adjustments, which consist of normal recurring accruals, have been made to the financial statements. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

On August 17, 2005 we acquired for $3,000,000 and 3,000,000 warrants, 100% of the membership interests of Port Assets LLC, owner of a facility in Bay City, Texas. The facility was designed to recover and convert halogenated hydrocarbon waste from the petro-chemical industry into hydrochloric acid and synthesis gas. The facility was constructed at an approximate cost of $79 million in 1997-1998 and has never operated. On August 31, 2005 we sold 51% of the membership interests to Bay City Partners LLC for $2,850,000. We estimated the fair value of the warrants at $285,000 or $0.09 per warrant at the grant date by using the Black-Scholes option-pricing model.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

As shown in the accompanying financial statements, we incurred a net loss in the amount of $ 543,621 during the nine months ended September 30, 2005 and have an accumulated deficit of $ 32,123,090 as of September 30, 2005. These factors raise substantial doubt about the Company continuing as a going concern. The Company's management has plans for additional equity and debt investments to provide capital for future development operations.

Reclassification

Certain amounts from prior periods have been reclassified for presentation purposes. The reclassifications have had no effect on the losses or accumulated deficits and losses per share.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE 3 – COMMON STOCK

During the quarter ended March 31, 2005, the Company issued a total of 750,000 shares of its common stock as follows; 250,000 shares issued to Newport Capital Corp. for consulting services and 500,000 shares issued to Lima Capital, Inc. for consulting services. The value of these securities total $98,350 posted as additions to the Company’s equity accounts.

During the quarter ended June 30, 2005, we issued a total of 61,180,000 shares of our common stock to non-associated parties for financing of $3,059,000 advanced to or on behalf of the Company. A total of 21,180,000 restricted common shares were issued to 16 non-associated parties pursuant to Section 506 of Regulation D of the Securities Act of 1933. A total of 40,000,000 shares were issued to three non-associated foreign shareholders pursuant to Regulation S of the Securities Act of 1933. We have a total of 160,295,866 shares issued and outstanding as of September 30, 2005.

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

Consulting Agreements

During the Quarter ending March 31, 2005, the Company entered into various consulting agreements and issued 750,000 shares for administrative, advisory, operations management and accounting services. (See Note 3)

During the Quarter ending September 30, 2005, we did not enter into any consulting agreements.

Leases

The Company has a lease on office space requiring payments of $1,607 per month through November 30, 2005. The lease obligations are $3,214 for the residual lease term ending November 30, 2005.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

NOTE 7 – CONCENTRATION OF RISK

We derive our sales and accounts receivable from primarily two customers and these receivables are not collateralized. At September 30, 2005, our accounts receivable from these customers totaled $216,128.

NOTE 8 – STOCK OPTIONS

During the quarter ending September 30, 2005, no shares were granted under the 2003 Nonqualified Stock Option Plan of SNRG Corporation. On August 17 2005 we issued warrants for the purchase of 3,000,000 to arms length parties as partial consideration of the purchase of the membership interests in Port Assets LLC. The warrants are exercisable at a price of $0.50 at any time within five years of issue. We estimated the fair value of the warrants at $285,000 or $0.09 per warrant at the grant date by using the Black-Scholes option-pricing model.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE 9 – INCOME TAXES

At September 30, 2005 and December 31, 2004, we had net deferred tax assets of approximately $ 1,380,000 and $ 1,250,000, calculated at projected income tax rates of 34%. The deferred tax assets are principally derived from net operating loss carryforwards for income tax purposes. As management of we cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2004. The significant components of the deferred tax assets at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Net operating loss carry forward before adjustments	$28,412,957	$27,937,301
Less: Stock options issued under an unqualified plan	(1,446,600)	(1,348,250)
Less: Impairment of assets	(22,912,697)	(22,912,697)
Effective net operating loss carry forward	4,053,660	3,676,414
Expected tax rate	34%	34%
Deferred tax asset	1,380,000	1,250,000
Deferred tax asset valuation allowance	(1,380,000)	(1,250,000)
Deferred tax asset after valuation allowance	$-	$-

At September 30, 2005 we have net operating loss carry forwards of $ 4,053,660.

NOTE 10 – SUBSEQUENT EVENTS

There are no material subsequent events.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

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

Overview

Our Company was formed in September 1999 as a mining Company and we changed our business to the production of oil and gas in May 2002. From our inception through December 31, 2004 we experienced significant operating losses but we significantly reduced our losses in the first three quarters of 2005. In November 2004 we commenced a management reorganization culminating in the May 17, 2005 resignation of our interim directors and officers. During our reorganization period we have engaged consultants as required to assist management. We expect to appoint additional directors shortly and will build a permanent management team as our revenues and operations permit.

We own leasehold oil and gas interests in two fields in DeWitt, Victoria and Warren Counties, Texas. We have completed some maintenance on our existing fields but have not achieved sustainable production increases. We are evaluating the merit of continuing to invest in maintenance and development of the existing assets. We intend to seek other new prospects in addition to development of our current reserves.

Results from Operations

We continued to improve our quarterly performance in the current quarter with a reduction in the quarterly loss by $368,630 as compared to the quarter ending September 30, 2004. Our source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. The level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of fluctuations in price and production levels.

Revenue

We have experienced lower revenue levels this quarter at $156,715 as compared to $286,640 in the quarter ended September 30, 2004. Revenues for the nine months year to date were $447,301 compared to $532,277 for the comparable period ending September 30, 2004. We recognize that we must execute on acquisitions or increase drilling activity in our existing leases to increase revenue as potential increases from existing wells are of limited and short term impact on revenues.

Capital Expenditure

On August 17, 2005 we purchased 100 % of the membership interests of Port Assets LLC, the owner of the gasification facility located at Farm Road 1047, Bay City, Matagorda County TX for a purchase price of $3,000,000 and the issuance of 3,000,000 warrants. Subsequently we sold 51 % of the membership interests of Port Assets LLC to Bay City Partners LLC for $2,850,000. We have entered into an option agreement with Bay City Partners LLC to reacquire the 51% interest prior to the end of the year.

The plant was originally built in 1997 by Molten Metals, Inc. at a cost of $79.5 million.

The original construction managers of the facility, Fluor Daniel, have estimated the current engineering and construction cost of an identical new Greenfield facility at a cost range of approximately $92.8 Million to $109.2 Million dollars.

Depreciation, Depletion and Amortization

Depreciation and depletion have decreased significantly as a result of reserve adjustments recorded in 2004. The current quarter expense of $17,998 is significantly less than the $211,466 recorded in the comparable period ending September 30, 2004 due to a combination of the reserve adjustments and as a result of higher prices for hydrocarbons which mean that despite higher revenues, the volume of hydrocarbons sold is lower with a proportionately lower cost of depreciation, depletion and amortization.

Production Expenses

Production expenses for the quarter were $191,410 as compared to $604,811 for the same quarter in 2004. Production expenses in the quarter include an adjustment of $108,480 resulting from a settlement of a dispute with a former operating company.

General and Administrative Expenses

During the quarter our general and administrative expenses were marginally higher than the equivalent quarter of 2004. In addition legal and accounting expenses for the three month period ending September 30, 2005 were marginally higher than the equivalent period in 2004 primarily due to the cost of legal expense relating to dispute resolution.

Exploration Outlook

For the nine months ending September 30, 2005 we have been focusing operations on improving production from our existing wells and did not commit to an exploration and drilling program. We expect to receive the results of our field study of the Helen Gohlke field and have also engaged Hawkeye GeoSensing Ltd to conduct satellite image analysis of our current fields. Subsequent to analysis of the results of these two alternative analytical technologies, we intend to conduct an extensive development program of our existing fields. However, we recognize that our opportunities for revenue increases from our existing fields are limited and we expect to seek out and evaluate new prospects in the near future.

Financial Condition, Liquidity and Capital Resources

We continue to rely on equity investments or debt increases to finance our operations. We expect to continue operations and believe that with increasing production and lower operating costs we will be able to attract capital as required. We have reduced our rate of losses for the nine month period now ending to $543,621 as compared to losses of $2,709,841 for the equivalent nine months of 2004. Our current quarter loss of $332,802 as compared to the loss of $701,432 in the comparable quarter of 2004 has been achieved with a revenue decrease of $130,000 over the revenue experienced in 2004. We have successfully completed the acquisition of a 49% interest in Port Assets LLC and expect to use this substantial asset to leverage new capital resources.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership

Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (hereinafter “SOP 04-2”). This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Accounting Standards no. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of the statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company as we has not issued any derivative instruments or engaged in any hedging activities as of June 30, 2004.

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We are involved in several litigations and have described these involvements more certainly in our December 31, 2004 10KSB. No new material legal claims have been filed against us or by us since the issuance of the December 31, 2004 10KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We have a total of 160,295,866 shares issued and outstanding as of September 30, 2005.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Security Holders during the quarter ending September 30, 2005.

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

(7)       Incorporated by reference to our Form S-8 filed with the Securities and Exchange Commission on April 11, 2003.

(8)       Incorporated by reference to our Form 8-K Registration Statement filed with the Securities and Exchange Commission on July 9, 2003, as amended.

(9)       Incorporated by reference to web’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 12, 2003.

(10)     Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of November 2005.

SNRG CORPORATION (Formerly Texen Oil & Gas, Inc.) (Registrant)
BY:	/s/ D Elroy Fimrite
D Elroy Fimrite, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.