Form 10KSB
period 2005-12-31
SNRG CORP
filed 2006-05-04
CIK 1102944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐to☐

Commission file number  333-93383

SNRG Corporation (Formerly Texen Oil & Gas, Inc.) (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	90-0082485 (I.R.S. Employer Identification No.)
14300 N Northsight Blvd, Suite 227 Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

Issuer's telephone number (480) 991-2040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [	];	No ☒.

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [X ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Issuer's revenues for its most recent fiscal year: $484,480

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

121,055,202 common shares at $0.18(1) = $21,789,936

(1) Average of bid and ask closing prices on April 20, 2006

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

184,220,866 common shares issued and outstanding as of March 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms "we", "us", "our", and "SNRG" mean SNRG Corporation, unless otherwise indicated.

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

Disclosure Regarding Forward-Looking Statements: Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements.

Business Development During Last Three Years

General Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of natural gas and crude oil. We conduct our operations through subsidiary corporations. We currently lease approximately 4,211 acres of crude oil and natural gas properties in Victoria, DeWitt and Waller Counties, in Texas. We have entered into an agreement to acquire a 50% interest in approximately 30,000 acres in Saskatchewan Canada. We are focused on acquiring, developing and producing proven, developed and underdeveloped reserves, which offer long-term value for our company.

Corporate History

Our company, SNRG Corporation, was incorporated in the State of Nevada on September 2, 1999, under the name Palal Mining Corporation. We changed our name from Palal Mining Corporation to Texen Oil & Gas, Inc. on May 15, 2002 and changed its name again to SNRG Corporation on July 22, 2005 upon obtaining approval from its shareholders and filing an amendment to its articles of incorporation. We shall be referred to as "SNRG" or “SNRG Corporation” even though the events described may have occurred while our name was Palal Mining Corporation or Texen Oil & Gas, Inc. Our fiscal year end is December 31.

We received approval from our shareholders in June 2005 for an increase in the authorized common share capital from 100,000,000 million to 500,000,000 and for the authorization of 300,000,000 preferred shares.

Our authorized share capital consists of five hundred million (500,000,000) shares of common stock with a par value of $0.00001 and 300,000,000 preferred shares with no par value.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Corporate Subsidiaries

Texas Brookshire Partners, Inc.

Texas Brookshire Partners, Inc., one of our wholly owned subsidiary corporations is engaged in the business of purchasing, developing and operating oil and gas leases in the Brookshire Dome of Waller County, Texas, and owns a 96.4% working interest ownership in and to approximately 24 gross leasehold acres and 16 net acres leasehold acres. The current working interest ownership position owns various interests in 18 wells which have been drilled to date and one salt water injection well. Current production from these properties over the last 12 months has averaged approximately 17 barrels of oil per day.

Texas Gohlke Partners, Inc.

Texas Gohlke Partners, Inc. is another of our wholly owned subsidiary corporations and is engaged in the business of purchasing, developing and operating oil and gas leases in the Helen Gohlke Field located in Victoria and DeWitt Counties, Texas and owns a 100% working interest ownership, 70% net revenue interest in and to approximately 4,346.7 gross leasehold acres. There are currently four producing wells on the property, twenty-two shut-in wells and two salt water disposal wells. Current production from these properties over the last 12 months has averaged approximately 6 barrels of oil per day and 85 mcf per day.

Inactive Subsidiaries: Brookshire Drilling Service, LLC, Yegua, Inc., BWC Minerals, L.L.C.

We own; 100% of the membership and management interests of Brookshire Drilling Service LLC, a Texas limited liability Company, 100% of the outstanding common stock of Yegua, Inc and 100% of the membership interests of BWC Minerals, L.L.C. These subsidiaries are all dormant and have no assets. We do not intend to reactivate or maintain corporate filings on these entities.

Our Current Business

Pursuant to acquisitions made in 2002, our assets consist of a 77.75% working interest ownership in about 24 gross leasehold acres in the Brookshire Salt Dome in Warren County Texas and a 100% working interest ownership in approximately 4,187 gross leasehold acres in Dewitt and Victoria Counties, Texas. The current holdings have limited qualified reserves and require substantial maintenance and work-overs to increase production.

We have entered into an agreement to acquire a 50% interest in approximately 30,000 acres in Saskatchewan, Canada from Arapahoe Energy Corporation. We announced our intention to establish a Canadian subsidiary and to expand our holdings in the Western Canadian Basin.

Business Strategy

Our goal is to maximize share value through profitable operations and through growth in our oil and gas reserves. We believe this can be achieved through the exploration and development of our existing prospect inventory located in Texas and by acquisition of new oil and gas leasehold interests in other locations including Canada. We intend to supplement our exploration and development program with a well work-over program targeting certain of our existing properties that have potential for increased production. We intend to implement an acquisition program targeting properties that enhance our reserve and production positions. We plan for additional capital expenditures which are subject to our company being successful in raising additional capital.

We have conducted minimum operations on our existing properties during 2005 with an objective of maintaining our leases while developing a plan for the redevelopment of the properties. Exploration and development activities have higher associated risks than those associated with acquisitions of producing properties, however the acquisition of producing properties is cost prohibitive in the current marketplace and accordingly we will focus on early stage exploration and development properties.

Two of the largest risks associated with exploration and development activities are: geological risks (the subject property does not hold recoverable oil or natural gas); and the risk of project cost overruns.

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

Oil and Gas Estimates and Producing Activities

The following table sets forth information as to our net proved and proved developed reserves as of December 31, 2005 and as of December 31, 2004 and the present value as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sales of those reserves.

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

Oil and Gas Estimates		As of December 31, 2005	As of December 31, 2004
Total Proved Reserves
	Oil, condensate and natural gas liquids (Bbls)
	Located in Brookshire	37,943	41,506
	Located in Gohlke	19,733	21,957
	Total Company	57,676	63,463

	Natural Gas (Mcf)

	Located in Brookshire	0	0
	Located in Gohlke	538,254	560.056
	Total Company	538,254	209,800

	Present Value of estimated future net revenues, before income taxes
	Located in Brookshire	342,997	537,638
	Located in Gohlke	1,423,061	1,756,521
	Total Company	$1,766,058	$2,966,251

Total Proved Developed Reserves:
	Oil, condensate and natural gas liquids (Bbls)
	Located in Brookshire	11,469	15,032
	Located in Gohlke	0	0
	Total Company	11,469	15,032

	Natural Gas (Mcf)
	Located in Brookshire	0	0
	Located in Gohlke	399,742	421,544
	Total Company	399,742	421,544

	Present Value of estimated future net revenues, before income taxes
	Located in Brookshire	0	173,058
	Located in Gohlke	258,397	591,839
	Total Company	$258,397	$764,897

Expenditure Analysis
	December 2005	December 2004
Undeveloped Leasehold Costs	$-	$147,108
Producing Properties	26,862,514	25,854,207
Accumulated depreciation, depletion and amortization	(24,649,130)	(21,530,926)
Total capitalized costs	$2,213,384	$4,470,389

	December 2005	December 2004
Revenues	$484,480	$329,077

EXPENSES
Production costs	419,926	711,762
Dry hole costs	61,666	262,002
Depreciation, depletion and amortization	186,391	541,471
Production taxes	21,096	20,697
	$689,079	$(1,112,163)

The standardized measure of discounted future net cash flows:

	December 2005	December 2004
Future cash flows	$4,880,619	$5,365,099
Future development and production costs	(2,064,721)	(2,484,647)
Future income tax expense	-	-
Future net cash flows	2,815,898	2,880,452
10% annual discount	(281,589)	239,118
Standardized measure of discounted future net cash flows	$2,534,309	$2,288,655

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

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. Condensates are liquid hydrocarbons recovered at the surface that result from condensation due to reduced pressure or temperature of petroleum hydrocarbons existing initially in a gaseous phase in the reservoir. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission regulates the construction of natural gas pipeline facilities, and the rates for transportation of these products in interstate commerce.

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

CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

* *	the “owner” or “operator” of the site where hazardous substances have been released, and companies that disposed or arranged for the disposal of the hazardous substances found at the site.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of oil and gas properties located in the Western Canadian Basin and in the United States.

As of December 31, 2005 we have spent approximately $23,305,895 on our oil and gas properties.

Employees

Currently there are no full time employees and one part-time employee. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $31,310,020 as of December 31, 2005. As of December 31, 2005 we had working capital of $190,014. We may not have positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Our Certificate of Incorporation as amended authorizes the issuance of 500,000,000 shares of common stock and 300,000,000 shares of preferred stock. Our board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares from the selling shareholders, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance may result in a change of control of our corporation.

We have a history of losses and fluctuating operating results.

Since inception through December 31, 2005, we have incurred aggregate losses of approximately $31,310,020. Our loss from operations for the fiscal year ended December 31, 2005 was $706,311. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our company’s operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in Texas and Canada. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring any further leases. There are other competitors that have operations in Texas and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

Production from gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where our operations will be conducted. In such event, it is possible that there will be no market or a very limited market for our prospects. It is customary in many portions of Oklahoma and Texas to shut-in gas wells in the spring and summary when there is not sufficient demand for gas.

Item 2. Description of Property.

Our executive and head offices are located at Suite 227, 14300 N Northsight Blvd, Scottsdale, AZ, 85260.

We also lease office space at 2401 Fountain View Drive, Suite 1008, Houston, Texas 77057 pursuant to a month to month extension of a written lease agreement with Insite Realty. The offices are approximately 1,100 square feet in size and are leased at a monthly rate of $1,606.50. Management believes that additional office space will be required as our business grows.

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

Item 3. Legal Proceedings.

SNRG is currently involved in the following litigation:

Kuester Heirs litigation: On February 9, 2005 a group of mineral rights owners on the Charles Kuester Lease in Dewitt County, TX, (the “Kuester Heirs”) filed suit against our wholly owned subsidiary Texas Gohlke Partners, Inc. ( “Lessee”) alleging default by the lessee by reason of non-payment of royalties. The Kuester Heirs have obtained a declaration from the court that the lease has terminated, the effect of this declaration is insignificant as the lease term expired January 31, 2006. SNRG believes that it holds rights to most of the lease acreage through production.

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

We have several additional minor litigation matters, all of which we expect to have favourable outcomes.

During 2005 we were involved in litigation with Coastline Operating Inc resulting in a consent judgment being registered against our company in the amount of $263,500. We paid the judgment in full in February 2006.

During December 2005 our company and Texen Holdings LLC, an entity controlled by our President Elroy Fimrite, entered into an Omnibus settlement agreement with Bay City Partners LLC and Crown Pacific Advisors LLC providing for the severance of interests in Port Asset LLC, an assignment of our residual 49% membership interest to Bay City Partners LLC and forgiveness by Bay City Partners LLC of promissory notes in the amounts of $525,000 and $900,000. Pursuant to the terms of the settlement agreement, our company was to provide warrants to Bay City Partners LLC to purchase 225,000 common shares of stock for a price of $0.10 with piggyback rights. We have not issued the warrants and has taken the position that the requirement is unenforceable due to a lack of sufficient definition of the terms of the warrant including in particular, the failure to specify a term of exercise for the warrants.

Item 4. Submissions of Matters to a Vote of Security Holders.

During the year ended December 31, 2005, we obtained Shareholder support by a consent resolution of a majority of the shareholders of our company for the change of our name and for the reorganization of our capital structure of our company. The resolution approved an increase in the authorized common shares from 100,000,000 to 500,000,000 and approved the authorization of 300,000,000 preferred shares.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "SNRG" Our shares began trading on April 11, 2001. The following quotations obtained from Yahoo reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
March 31, 2006	$0.17	$0.082
December 31, 2005	$0.229	$0.061
September 30, 2005	$0.16	$0.10
June 30, 2005	$0.145	$0.065
March 31, 2005	$0.19	$0.15
December 31, 2004	$0.10	$0.09
September 30, 2004	$0.19	$0.13
June 30, 2004	$0.31	$0.12

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

On March 31, 2006, the shareholders’ list of our common shares showed 196 registered shareholders and 184,220,866 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities authorized for issuance under equity compensation plans

The 2003 Nonqualified Stock Option Plan, as amended, provides for the issuance of up to 10,000,000 stock options for services rendered to our company. As of December 31, 2005, 6,350,000 have been granted and have been exercised and 3,650,000 options are available for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by securities holders	0	$0	3,650,000

Total	0	$0	3,650,000

Recent Sales of Unregistered Securities

On March 18, 2005 we issued 750,000 shares of common stock to two parties upon exercise of stock options previously granted to them under the registered employee stock option plan.

On June 30 2005, we issued an aggregate of 61,180,000 shares of our common stock pursuant to a private placement for gross and net proceeds of $3,059,000. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On December 30, 2005 we issued 23,000,000 shares of our common stock pursuant to a private placement for gross and net proceeds of $1,150,000 and we issued 925,000 shares of our common stock pursuant to a private placement resulting from debt settlements proceeds in the amount of $92,500. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are an oil and gas exploration and development company and carry out our operations through our wholly owned subsidiaries. We are currently engaged in the exploration for and development of oil and gas in our properties located in Victoria, DeWitt and Waller Counties, Texas. Our revenue comes from the sale of oil and gas.. Our subsidiaries lease approximately 4,211 acres of crude oil and natural gas production properties in Texas. We have entered into an agreement with Arapahoe Energy Corporation to acquire a 50% interest in approximately 30,000 acres in Saskatchewan in the Western Canadian Basin.

Our Texas holdings are mature properties that are producing from the minimum number of locations to preserve our leasehold interests. Many of our wells require maintenance to increase their potential. We believe that we have additional development prospects within our leases and we hope to develop these prospects in the upcoming year. As a development stage company, we have opportunities to increase revenues from well development and rework projects, but will require additional capital to do so. There is no assurance that we will have the resources to pursue these projects in our properties. We may decide to dispose of the properties in Texas in order to focus on the Western Canadian Basin

We are actively seeking additional capital with which to invest in our current properties, as well as provide resources with which we may be able to pursue new opportunities in the future. Our plans include seeking financing from private investors, as well as entering into working relationships with external oil and gas funds that may be attracted to direct investment in our properties or other properties we may identify. We have announced our intention to structure special purpose income funds for access to funds for acquisition, and development of new prospects. We intend to participate in the fund entities as the managing member and will participate in the net revenue earned, but we disavow ownership of the funds.

We are also making strategic plans to improve our ability to attract and identify low risk oil and gas projects. These plans include joint ventures with companies that have analytical technologies with which oil and gas property owners can select drilling locations with an improved probability of economic viability. We hope to use this technology to identify high probability drilling sites in our properties as well as in other properties that may be presented to us.

Results of Operations for the fiscal year ended December 31, 2005.

We increased revenues from oil and gas production marginally in 2005 but did not generate a material amount of revenue. We did not conduct significant field operations during 2005. Our primary operational focus was concentrated on resolving legal issues with respect to the leases and our previous lease operator. As a result of the uncertainty we did not proceed with the previously announced comprehensive field study of the leases located in Victoria and Dewitt counties, Texas.

Our initiatives to control compensation produced a 75% savings. We do not expect to achieve similar compensation levels in the future as the 2005 savings resulted from not engaging management personnel while we were restructuring our company.

Production expenses were reduced from 142% of sales revenue in 2004 to 87% of sales revenue in 2005. These high levels of operating expenses have been a result of the previous operating contract and the requirement of maintaining field personnel even while production was deferred pending the development of a sound production plan for our existing assets. Such a plan may determine that further expenditures on our current assets are not warranted and if warranted, we may not have the capital to implement the plan.

General and administrative expenses were comparable to the prior year. Legal and accounting expense increased by 280% reflecting the one time cost of litigating and resolving corporate issues as part of the restructuring of our company.

We participated in drilling one new well in 2005 and that well was a dry hole resulting in a write off of our investment.

Depreciation and depletion expenses were reduced by 58% as a result of recognition of an additional impairment in 2004 and as a result of higher hydro-carbon prices which resulted in increased revenue from a smaller amount of production.

In August of 2005 we purchased a dormant facility in Bay City Texas, by acquiring the management interests of Port Assets, LLC. for $3,000,000 cash, 3,000,000 warrants to purchase common stock at $0.50 per share and a ongoing royalty on production from the facility. Subsequent to our acquisition we sold a 51% interest in the facility with an option to reacquire the 51% when our facility financing was complete. In the period from August through November 2005 we received bridge funding and incurred initial evaluation and maintenance expenses, but were unsuccessful in obtaining sufficient funding to exercise our option or to commence operations. In December we negotiated an omnibus settlement agreement with our co-owner of the facility to sell our remaining 49% and receive debt forgiveness for the bridge financing that had been provided. This disposal resulted in a net gain on disposal of $969,127. In conjunction with the intended operation of the Bay City facility we purchased certain rubber recycling equipment for $2,000,000, for which we have a residual debt obligation of $500,000. We intend to sell this equipment and intend to use the net proceeds of such a sale for debt reduction and general corporate purposes.

Liquidity and Capital Resources

We were very successful in 2005 in improving the liquidity and capital resources of our company. The working capital position was improved by approximately $2.2 million. We completed debt settlements and private placements totalling approximately $4.3 million and ended the year with $780,000 of cash on hand.

On June 30 2005, we issued an aggregate of 61,170,000 shares of our common stock in private placements for proceeds of $3,059,000.

On December 30, 2005, we issued an aggregate of 23,000,000 of our shares of our common stock in private placements for proceeds of $1,150,000 and we issued 925,000 shares of our common stock in private placements resulting from debt settlements of $92,500.

Our net cash provided by financing activities during the year ended December 31, 2005 was $ 4,209,000.

On March 31, 2006 we announced a letter of intent to acquire a 50% interest in approximately 30,000 acres of oil and gas leases in Saskatchewan, Canada. On April 21 2006 we completed our first capital obligation under the terms of the agreement and we expect to complete the balance of our obligations as scheduled. We intend to expand our holdings in the Western Canada Basin. Our ability to complete our obligations under the agreement and to fund additional acquisitions and development is dependant on our ability to raise adequate capital. There is no assurance that such capital can be raised, and if offered, the terms of the offer may be unacceptable.

Estimated Funding Required During the Next Twelve Months

General and Administrative	$1,000,000
Acreage
Poundmaker and Freemont	3,750,000
Additional acreage	10,000,000
Operations
Poundmaker and Freemont Seismic	2,000,000
Poundmaker and Freemont Test Wells	3,000,000
Additional Acreage Seismic and Test Wells	15,000,000
Drilling Programs	15,000,000
Work-over and Operations	5,000,000
Working Capital	3,000,000
Total	$57,750,000

As at December 31, 2005, we had $1,722,530 in current liabilities. Our financial statements report a net profit of $34,449 for the year ended December 31, 2005 compared to a net loss of $3,965,814 for the year ended December 31, 2004. Our accumulated loss decreased to $31,310,020 during the period from inception to December 31, 2005 as we reported a net profit for the year ended December 31 2005 of $34,449. Our total liabilities as of December 31, 2005 were $1,722,530, as compared to total liabilities of $2,693,740 as of December 31, 2004.

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

Presentation of Financial Information

In 2004 we changed our year end from June 30 to December 31. Our comparative financial statements for the period ended December 31, 2004 reflect financial information for the period from January 1, 2004 to December 31, 2004 as restated in our December 31, 2004 financial statements.

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

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Table of Contents

INDEPENDENT AUDITOR REPORTS	F-1, F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6, F-7
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-20

Board of Directors

SNRG Corporation

Scottsdale, Arizona

USA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of SNRG Corporation. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SNRG Corporation as of December 31, 2005 and the related consolidated results of operations, stockholders’ equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company’s operating losses and cash flow deficiencies from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Epstein Weber & Conover, PLC

Scottsdale, Arizona
May 1, 2006

Board of Directors

SNRG Corporation

(fka Texen Oil & Gas, Inc.)

Scottsdale, Arizona

USA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of SNRG Corporation (fka TexEn Oil & Gas, Inc.) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SNRG Corporation (fka TexEn Oil & Gas, Inc.) as of December 31, 2004 and the related consolidated results of operations, stockholders’ equity (deficit) and cash flows for the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

May 16, 2005

SNRG Corporation
(Formerly Texen Oil & Gas, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS		
CURRENT ASSETS		
Cash	$ 782,499	$ 121,731
Accounts receivable-oil and gas sales	230,145	37,982
Prepaid expense	250,000	-
Total Current Assets	1,262,644	159,713
PROPERTY AND EQUIPMENT		
Oil and gas, on the basis of successful efforts accounting:		
Proved properties, developed and undeveloped wells, related equipment and facilties	26,862,514	26,162,514
Less accumulated depreciation, depletion, amortization and impairments	(24,649,130)	(24,466,051)
Net Oil and Gas Assets	2,213,384	1,696,463
OTHER PROPERTY AND EQUIPMENT		
Other property and equipment	13,346	178,564
Less accumulated depreciation	(5,062)	(98,532)
Net Other Property and Equipment	8,284	80,032
OTHER ASSETS		
Deposits	150,000	-
Property and equipment held for sale	2,000,000	-
Management rights	-	15
Total Other Assets	2,150,000	15
TOTAL ASSETS	$ 5,634,312	$ 1,936,223
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
CURRENT LIABILITIES		
Accounts payable and accrued expenses	$ 750,091	$ 879,850
Advances from related party	472,439	1,338,890
Notes payable	500,000	475,000
Total Current Liabilities	1,722,530	2,693,740
STOCKHOLDERS' EQUITY (DEFICIT)		
Preferred Shares, 300,000,000 shares authorized, none issued		
Common stock, 500,000,000 shares authorized, $0.00001 par value; 184,220,866 and 98,365,866 shares issued and outstanding, respectively	1,842	983
Additional paid-in capital	34,889,785	30,490,794
Stock options and warrants	330,175	95,175
Accumulated deficit	(31,310,020)	(31,344,469)
Total Stockholders' Equity (Deficit)	3,911,782	(757,517)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,634,312	$ 1,936,223

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

SNRG Corporation
(Formerly Texen Oil & Gas, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004
REVENUES		
Oil and gas sales	$ 484,480	$ 329,077
TOTAL REVENUES	484,480	329,077
COST OF REVENUES		
Drilling costs	-	25,964
GROSS PROFITS FROM PRODUCTION	484,480	303,113
EXPENSES		
Impairment loss	-	2,505,138
Compensation	158,411	634,867
Production costs	422,955	469,510
General and administrative expense	158,737	151,656
Legal and accounting	181,535	47,922
Dry hole costs	61,666	-
Depreciation, depletion and amortization	186,391	441,987
Production taxes	21,096	16,597
TOTAL EXPENSES	1,190,791	4,267,677
OPERATING LOSS	(706,311)	(3,964,564)
OTHER INCOME (EXPENSES)		
Interest income	-	2,060
Gain (loss) on disposal of assets	80,064	(3,824)
Gain (loss) on debt settlement	(145,520)	-
Interest and finance expenses	(162,911)	514
TOTAL OTHER INCOME (EXPENSES)	(228,367)	(1,250)
PROFIT (LOSS) BEFORE EXTRAORDINARY ITEM	(934,678)	(3,965,814)
EXTRAORDINARY ITEM		
Gain on settlement and debt forgivness	969,127	-
PROFIT (LOSS) BEFORE INCOME TAXES	34,449	(3,965,814)
INCOME TAXES	-	-
NET INCOME (LOSS)	$ 34,449	$ (3,965,814)
NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED BEFORE EXTRAORDINARY ITEM	$ (0.01)	$ (0.04)
EXTRAORDINARY ITEM	0.01	-
NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ 0.00	$ (0.04)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	114,779,140	95,441,755

The accompanying notes are an integral part of these financial statements.

	Year Ended December 31 2005	Year Ended December 31 2004
CASH FLOWS FROM OPERATING ACTIVITIES		
Net income (loss)	$ 34,449	$ (3,965,814)
Adjustments to reconcile net income (loss) to net cash used by operating activities:		
Depreciation, depletion and amortization	186,391	441,987
Impairment loss	-	2,505,138
Loss (gain) on disposal of assets	(80,064)	3,824
Loss (gain)on debt settlements	145,520	
Gain on settlement and debt forgiveness	(969,127)	
Stock issued for consulting fees	-	567,000
Stock issued for accrued expenses	190,250	
Loss on disposal of membership interests	15	
Decrease (increase) in:		
Accounts receivable - affiliates	-	9,451
Accounts receivable- oil and gas	(192,163)	5,368
Prepaid expense and deposits	(400,000)	5,501
Increase (decrease) in:		
Accounts payable	(275,279)	(415,477)
Accounts payable -related party	(1,338,890)	629,746
Net cash (used) provided by operating activities	(2,698,898)	(213,276)
CASH FLOWS FROM INVESTING ACTIVITIES		
Purchase of wells, related equipment and facilities	(700,000)	(161,199)
Purchase of rubber processing equipment	(1,500,000)	
Purchase of membership interests in Port Assets	(3,000,000)	
Proceeds of sale of membership interests in Port Assets	4,204,127	
Proceeds form sale of equipment	148,500	87,500
Net cash used by investing activities	(847,373)	(73,699)
CASH FLOWS FROM FINANCING ACTIVITIES		
Proceeds from stock sale	4,209,600	37,411
Advances from related party	472,439	
Proceeds from notes payable	-	475,000
Reduction of notes payable	(475,000)	(150,000)
Net cash provided by financing activities	4,207,039	362,411
Increase (decrease) in cash	660,768	75,436
Cash, beginning of period	121,731	46,295
Cash, end of period	$ 782,499	$ 121,731

The accompanying notes are an integral part of these financial statements.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

SNRG Corporation (formerly Texen Oil & Gas, Inc, formerly Palal Mining Corporation) (hereinafter “SNRG” or “the Company”) filed for incorporation on September 2, 1999 under the laws of the State of Nevada. On July 1, 2002, the Company developed a plan for acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids. During 2002 and 2003 the Company acquired oil and gas leasehold interests located in Victoria, Dewitt and Warren Counties, Texas, through the acquisition of wholly owned subsidiaries Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Yegua, Inc. and BWC Minerals, LLC. These acquisitions were accounted for using the purchase method. The Company sells its oil and gas products to domestic customers.

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

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Oil and gas assets are subject to depreciation, depletion and amortization utilizing a unit of production method. Depreciation for drilling equipment and other assets are subject to the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. The Company purchased rubber recycling equipment for usage in conjunction with the Port Assets facility. The Company will dispose of the equipment in 2006. No depreciation has been recorded as the equipment has not operated. The total other property and equipment as of December 31, 2005 and 2004 were $2,013,439, and $178,564, respectively, and the corresponding accumulated depreciation was $5,155 and $98,532.

In connection with the Port Assets transaction described in Note 14, the Company acquired rubber recycling equipment for $2,000,000. Due to the Company not pursuing the operation of the gasification facility, the equipment was not installed. The Company intends to sell the equipment and believes that the proceeds of such a disposal will exceed the carrying cost at December 31, 2005.

Future Development and Abandonment Costs

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method. The provisions of SFAS No. 143 were effective for fiscal years beginning after June 15, 2002.

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production platforms, gathering systems and related structures and restoration costs of land. The Company estimates that the future abandonment and related costs will be approximately $8,000 per well for a current total of 43 well bores resulting in a total cost of $344,000. The Company estimates a recovery of salvage steel and equipment will exceed $350,000.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Capitalized Interest

The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the years ended December 31, 2005 and 2004.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No.109 to allow recognition of such an asset. (Note 16).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit in the amount of $31,310,020 for the period of September 2, 1999 (inception) to December 31, 2005 and a net profit in the amount of $34,449 during the year ended December 31, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. As of December 31, 2005 the company is not aware of any outstanding compliance issues or obligations.

Principles of Consolidation

The financial statements include those of SNRG Corporation., Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Brookshire Drilling Services, L.L.C., Yegua, Inc., and BWC Minerals, L.L.C. All significant inter-company accounts and transactions have been eliminated

Recent Accounting Pronouncements

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

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company already complies with SFAS 123 and believes that the changes in SFAS 123R will have no material additional effect on the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and remanding costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the financial position or results of operations of the Company

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after December 31, 2004 and for hedging relationships designated after December 31, 2004. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company as the Company has not issued any derivative instruments or engaged in any hedging activities as of December 31, 2005.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company utilizes the accrual method of accounting for crude oil revenues whereby revenues are recognized as the Company's entitlement share of the oil that is produced and delivered to a purchaser based upon its working interest in the properties. The Company records a receivable (payable) to the extent that it receives less (more) than its proportionate share of the gas revenues. There are no significant gas imbalances at December 31, 2005.

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

NOTE 3 – COMMON STOCK

During the year ended June 2004, the Company issued 47,333,333 shares of its common stock as follows: 40,000,000 shares issued to Tatiana Golovina for conversion of debt; 1,333,333 shares issued to Crescent Fund for public relations consulting (subsequently suspended); 2,500,000 shares issued to non-associated financing parties for additional compensation on financing; 500,000 shares issued to Pinnacle Research for consulting services; 1,250,000 to Woodburn Holdings for consulting services; 1,500,000 shares issued to associated consultants for consulting services; 250,000 shares issued to MJB Limited for consulting services. During the year ended December 31, 2004, the Company issued a total of 5,848,223 shares of its common stock as follows 1,000,000 shares issued to The Sterling Group for consulting services; 1,000,000 shares issued to Ceekore International, LLC for consulting services; 2,500,000 shares issued to LSG Financial, Inc. for consulting services, and 600,000 shares issued to Frank Khadivi for consulting services. In addition, the company accepted a subscription for 748,223 with the share issuance in transit as at December 31, 2004. As of December 31, 2004, the company had 98,361,866 shares issued and outstanding.

During the year ended December 31, 2005, the Company issued a total of 750,000 shares of its common stock to two parties for accrued services at a price of $0.13. The Company issued a total of 925,000 of its common stock pursuant to debt settlement agreements at a price of $0.10 per share. These transactions were valued at the trading price of the shares on the date of the agreements. In addition, the Company issued 84,180,000 shares of its common stock pursuant to private placements at a price of $0.05 per share. As of December 31, 2005, the company had 184,220,866 shares issued and outstanding.

NOTE 4 – RELATED PARTIES

On May 17, 2005, Texen Holdings LLC, an entity controlled by the President, Mr. Fimrite acquired 100% on the control position from Tatiana Golovina for consideration of $3,500,000 paid by promissory note. An 8-k advising of the change of control was filed on May 19, 2005.

In 2004 Tatiana Golovina, a Director, a shareholder of the company and previous President and CEO lent us approximately $1,338,890 for our operations. During 2005 we purchased the A207 well for $700,000 from Texas Columbia Energy Management, a company controlled by Tatiana Golovina. In 2005, the loans payable to Tatiana Golovina, Michael Sims, Texas Columbia Energy Management and associated entities in the aggregate amount of $2,020,141 were assigned to Texen Holdings LLC., a company controlled by Elroy Fimrite our President. These loans were paid in June 2005 by the proceeds of private placements resulting in the issuance of 40,000,000 shares at a price of $0.05.  F-13

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 4 – RELATED PARTIES (continued)

During 2005 Texen Holdings provided a loan facility to the company advancing $1,175,072 of which the company repaid $702,633 leaving a balance owing to Texen Holdings LLC of $472,439 on December 31, 2005. During the period August 2005 to December 2005, Texen Holdings assisted the company with the acquisition and financing of the Port Assets facility by providing cash advances from time to time and with the provision of guarantees on bridge loan facilities. Texen Holdings has not received any compensation pursuant to the loaning of funds or the provision of guarantees for and on behalf of the company. On December 30, 2005 Texen Holdings LLC purchased 14,000,000 shares of common stock of the company for proceeds of $700,000 at a price of $0.05.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Regulatory Issues

The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. The Company is unaware of any pending litigation or of past or prospective environmental matters which could impair the value of its properties.

Farmout Agreements

No farmout agreements entered into during the year ending December 31, 2005.

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

During the year ending December 31, 2005, the Company entered into various per diem and month to month consulting agreements for administrative, advisory, operations management and accounting services. All contracts were with unrelated parties.

Leases

The Company has a month to month lease on office space requiring payments of $1,607 per month.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 5– COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

The Company is currently involved in the following litigation:

Kuester Heirs litigation: On February 9, 2005 a group of mineral rights owners on the Charles Kuester Lease in Dewitt County, TX, (the “Kuester Heirs”) filed suit against our wholly owned subsidiary Texas Gohlke Partners, Inc. ( “Lessee”) alleging default by the lessee by reason of non-payment of royalties. The Kuester Heirs have obtained a declaration from the court that the lease has terminated, however the lease term had already expired January 31, 2005. SNRG believes that it holds rights to most of the lease acreage through production.

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

During 2005 the company was involved in litigation with Coastline Operating Inc resulting in a consent judgment being registered against the company in the amount of $263,500. The company paid the judgment in full in February 2006.

During December 2005 the company and Texen Holdings LLC, an entity controlled by our President Elroy Fimrite, entered into an Omnibus settlement agreement with Bay City Partners LLC and Crown Pacific Advisors LLC providing for the severance of interests in Port Asset LLC, an assignment of our residual 49% membership interest to Bay City Partners LLC and forgiveness by Bay City Partners LLC of promissory notes in the amounts of $525,000 and $900,000. Pursuant to the terms of the settlement agreement, the company was to provide warrants to Bay City Partners LLC to purchase 225,000 common shares of stock for a price of $0.10. The company has not issued the warrants and has taken the position that the requirement is unenforceable due to a lack of sufficient definition of the terms of the warrant including in particular, the failure to specify a term of exercise for the warrants.

We have several additional parties suing us for alleged breach of contract and a variety of alleged losses, all of which we consider frivolous lawsuits and without merit or significant liability.

NOTE 6 – NOTES PAYABLE

At December 31, 2005 and 2004, the Company’s notes payable consisted of the following:

	December 31	December 31
	2005	2004
RMS Rubber Machinery Systems AG dated October 4, 2005, unsecured, interest accruing at 6% commencing Jan 1 2006, original amount $1,000,000, outstanding $500,000, matures June 30, 2006.	$500,000	$-
Subscribers to a private placement convertible to common shares at $0.05 upon the Company completing an increase in authorized capital. Converted to common stock Sep 28, 2005.		375,000
Robert Haveman, unsecured, interest at 12%, dated November 22, 2004, converted to common shares June 30, 2005	-	100,000
Total	500,000	475,000
Less current portion of notes payable	500,000	475,000
Total long term portion	$-	$-

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 7 – OIL AND GAS PROPERTIES

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

Brookshire Dome Field

As of December 31, 2005, the Company owns a 96.4% working interest ownership in approximately 24 gross leasehold acres and 16 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. This working interest ownership position consists of 14 wells drilled to date and one water injection well. As of December 31, 2005, 4 wells were producing or capable of producing oil.

Helen Gohlke Field

The Company owns a 100% working interest and a 70% net revenue interest in approximately 4,346.7 gross leasehold acres which are located under nine different oil, gas and mineral leases in Victoria and DeWitt Counties, Texas. Over 60 wells have been drilled in this field, with 18 wells currently producing or capable of production.

NOTE 8 – OIL AND GAS PRODUCING ACTIVITIES

The Securities and Exchange Commission defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Natural gas reserves and petroleum reserves are estimates. The estimates include reserves in which SNRG and its wholly owned subsidiaries hold an economic interest under lease and operating agreements.

Reserves attributable to certain oil and gas discoveries are not considered proved as of December 31, 2005 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs. SNRG and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31, 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004

Producing Properties	$26,667,994	$26,162,406
Accumulated depreciation, depletion and amortization and impairments	(24,454,610)	(24,466,051)
Total capitalized costs	$2,213,384	$1,696,463

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 8 – OIL AND GAS PRODUCING ACTIVITIES (continued)

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

During the year ending December 31, 2005, the Company purchased the A-207 well on the Charles Kuester lease for a total purchase price of $700,000.

NOTE 9 – CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily three customers and these receivables are not collateralized. At December 31, 2005, the Company’s accounts receivable from these customers totals $230,145 and revenue from the three customers totals $484,000.

NOTE 10 – STOCK OPTIONS

In April 2003, the Company adopted the 2003 Nonqualified Stock Option Plan of SNRG Corporation (formerly Texen Oil & Gas, Inc.) under which 5,000,000 shares of common stock were registered for issuance with respect to awards granted to officers, directors, management, employees and other consultants of the Company and/or its subsidiaries. During 2004 the Company registered a further 5,000,000 shares and a total of 6,350,000 were granted to consultants and 5,600,000 were exercised as of December 31, 2004. No stock options were granted to employees during 2005.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the year ended December 31, 2005: dividend yield of zero percent; expected volatility of one hundred and fifty eight percent; risk-free interest rate of four percent. During the year ending December 2005, 750,000 options were granted and exercised in settlement of obligations to consultants in the amount of $97,500.

Following is a summary of the status of these performance-based options during the years ended December 31, 2005 and 2004:

	Number of Shares	Weighted Average Exercise Price per share
Balances June 30, 2004
Approved and unallocated at June 30, 2004	3,500,000
Granted and Unexercised June 30, 2004	250,000	0.12
Approved November 17, 2004	5,000,000
Granted in period July 1 to December 31, 2004	5,100,000
Exercised or forfeited in period July 1 to Dec 31, 2004	5,350,000
Granted and Unexercised Dec 31, 2004	-
Activity during 2005
Granted and exercised during 2005	750,000	$0.13
Granted and Unexercised December 31, 2005	-

The Company had no outstanding exercisable stock options as of December 31, 2005.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

During the period ended December 31, 2004, the Company granted 750,000 options as consideration for services rendered in that period. The options had an exercise price of $0.001 and an estimated fair value of $97,000. Those options ha not been issued at December 31, 2004. The Company made an accrual for this transaction of $97,000 at December 31, 2004. In the year ended December 31, 2005, the options were issued and execised for $750.

NOTE 11 – WARRANTS:

On August 17, 2005 as part of the consideration for the purchase of the membership interests of Port Assets LLC, the company issued 3,000,000 warrants entitling the holders to purchase common shares of the company at a strike price of $0.50 for five years. On November 1, 2005 pursuant to a commitment outstanding relating to a private placement in a prior period, the company issued 500,000 warrants to JPC Capital Partners Inc. entitling the holders to purchase common shares of the company at a strike price of $0.20 for four years.

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

NOTE 13 –PREPAID EXPENSES AND DEPOSITS

The Company has prepaid for a comprehensive, one year term, investor relations contract with WallSt.net in the amount of $250,000. The company has supplied a cash deposit of $50,000 to the Railroad Commission in Texas as a deposit on an operating bond. The company expects to replace the deposit with a bond in 2006. The company has paid a deposit of $100,000 pursuant to oil and gas lease acquisitions in Texas.

NOTE 14 –EXTRAORDINARY ITEM

On August 17, 2005, the Company purchased 100% of the membership interests of Port Assets LLC, the owner of a gasification facility in Bay City TX. Bay City Partners, LLC loaned $2,850,000 of the $3,000,000 purchase price to the company. On August 31, 2005, the company sold 51% of the membership interests in Port Assets LLC to Bay City Partners LLC for the assumption of $2,850,000 of the debt and the company was granted an option to repurchase the 51% interests at a price of $4,415,000 if exercised on or before September 30, 2005, a price of $4,715,000 if exercised thereafter but on or before October 31, 2005 and at a price of $5,015,000 if exercised thereafter but on or before November 30, 2005. During the option period Bay City Partners LLC advanced additional funds for and on behalf of the company and were secured by promissory notes in the amounts of $525,000 and $900,000. The company was not able to secure sufficient financing on terms and conditions acceptable to the company and did not exercise its option to reacquire the 51% membership interest by the expiry date of November 30, 2005.

Texen Holdings LLC, a company controlled by our President, Elroy Fimrite, assisted the company by providing guarantees on the bridge financing provided by Bay City Partners LLC without compensation. Our President, Elroy Fimrite assisted the company by providing personal guarantees on the bridge financing provided by Bay City Partners LLC without compensation.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 14 –EXTRAORDINARY ITEM (continued)

In December 2005 the company and Texen Holdings LLC, entered into an Omnibus settlement agreement with Bay City Partners LLC and Crown Pacific Advisors LLC providing for the severance of interests in Port Asset LLC, an assignment of our residual 49% membership interest to Bay City Partners LLC and forgiveness by Bay City Partners LLC of promissory notes in the amounts of $525,000 and $900,000. Pursuant to the terms of the settlement agreement, the company was to provide warrants to Bay City Partners LLC to purchase 225,000 common shares of stock for a price of $0.10. The company has taken the position that the requirement is unenforceable due to a lack of sufficient definition of the terms of the warrant including in particular, the failure to specify a term of exercise for the warrants.

The company realized a net gain on settlement and debt forgiveness of $969,147which includes the debt forgiveness of $1,425,000 less the net cost of the Company’s interest in Port Assets, consisting of $150,000 in cash, value of warrants of $235,00 and legal and other acquisition costs of $70,853.

NOTE 15 – INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the year ended December 31, 2005 consisted of the following:

Net deferred tax assets of $11,205,000 were fully offset by a valuation allowance of $11,200,000 and a $5,000 deferred tax liability at December 31, 2005. The deferred income tax assets relate primarily to net operating loss carryforwards and differences in book and tax bases of stock based compensation, impairment reserve and certain accruals. The net deferred income tax asset at December 31, 2005 is comprised of:

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 15 – INCOME TAXES (continued)

Federal net operating loss carryforwards of $3,678,000 expire from 2020 to 2025. Due to the conditions discussed in Note 2, future utilization of the net operating losses is uncertain. The valuation allowance on the deferred income tax asset was decreased by $10,000 in the year ended December 31, 2005.

The differences between the statutory and effective tax rates is as follows for the year ended December 31, 2005:

Federal statutory rates	$ 11,560	34%
State income taxes	2,300	6)
Valuation allowance	(10,000)	(36)%
Other	(3,860)	-%
Effective rate	$ ( - 0 -)	0%

NOTE 16 – SUBSEQUENT EVENTS

On March 31, 2006 we entered into a joint venture letter of intent with Arapahoe Energy Corporation to jointly explore and develop the oil and gas potential on approximately 30,000 acres of land in central Saskatchewan, Canada. Under the terms of the agreement, SNRG will be purchase a 50% interest in the lease for $3,750,000, will fund 50% of a 3-D seismic shoot, and will at our expense drill five exploratory wells.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
D. Elroy Fimrite	President, Chief Executive Officer, Secretary, Treasurer and Director	57	November 17, 2004
Carl Buccellato	Director	64	March 29, 2006
Douglas Blackman	Director	55	March 29, 2006

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

Carl Buccellato, Director

Carl Buccellato of Hollywood FL is a retired senior executive with thirty years of experience in marketing and upper management. Carl has extensive experience in public company governance including co-founding of Ellie Mae, Inc. in 1997 and continuing to serve as a member of the board of directors to the present time. Carl is a successful entrepreneur having founded three start-up companies, developed the business’s to maximize value, sold two and took the third company public. Co-founded, developed and served as Chairman, President and CEO of Homeowners Group, the largest Member Association in the Real Estate Industry with 27,000 realty firms and 247,000 sales agents who were collectively responsible for one in every four resale homes sold in America. Carl also created an innovative insurance product that gained number one market status and served as CEO of the multi national company marketing the product. Carl founded and served as President and CEO of two offshore captive insurance companies, and a publicly traded UK marketing firm.

Douglas Blackman- Director

Doug Blackman, of Vancouver B.C., has over 20 years experience serving the oil and gas industry in legal and business capacities. This experience includes senior positions and/or consulting services with Esso Canada resources, Suncor Inc and BP Resources Canada. Doug has been responsible at a senior level for oil and gas lease and contract negotiation and administration. Doug has also been involved in the industry internationally including negotiating contracts with the Japanese (LPG Contracts) and with the Koreans (Coal contracts) and negotiating oil and gas leases and offshore agreements in New Zealand.

Significant Employees

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on November 12, 2003 as Exhibit 14.1 to our annual report for the year ended June 30, 2003 . We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: SNRG Corporation, 14300 N Northsight Blvd, Ste 227, Scottsdale, AZ 85260.

Item 10. Executive Compensation.

Particulars of compensation awarded to, earned by or paid to:

(a)	our chief executive officer;
(b)

each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year, or

(c)

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year;

(the "Named Executive Officers") are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
D. Elroy Fimrite President, Chief Executive Officer, Secretary and Treasurer(2)	2005 2004 2003	Nil N/A N/A	Nil N/A N/A	Nil Nil N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
David Michael Sims Former Secretary, Treasurer, Chief Financial Officer(3)	2005 2004 2003	Nil $120,000 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Tatiana Golovina Former President, Chief Executive Officer, Secretary, Treasurer(4)	2005 2004 2003	Nil $80,000 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A

Robert M. Baker Former President, Chief Executive Officer, Treasurer, Chief Financial Officer(5)	2005 2004 2003	Nil $25,000(6) $15,000(6)	Nil Nil N/A	Nil Nil N/A	Nil 1,250,000(7) N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Fimrite has served as our President, CEO, Secretary and Treasurer since November 17, 2004.

(3) Mr. Sims resigned as the President, CEO, Secretary and Treasurer on November 17, 2004 and was appointed as the Chairman of the Board on November 17, 2004. Mr Sims resigned as Director and Chairman of the Board on May 18, 2005

(4) Ms. Golovina resigned as our President, CEO, Secretary and Treasurer On July 21, 2004. Ms. Golovina resigned as Director on May 18, 2005

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2005. We have never issued stock appreciation rights.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
None	-	100%	N/A	-

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
None	Nil	N/A	0	0	$0	$0

(1) The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($0.12 per share on NASD OTCBB) and the exercise price of the individual’s options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment agreements between us and the Named Executive Officers.

Our company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2005 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

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

During the year ended December 31, 2005 we paid $Nil to D Elroy Fimrite for the services he provided to our company in his capacity as President, CEO, Secretary, Treasurer and a director of our company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 31, 2006, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
D. Elroy Fimrite (2)	61,165,664	33%
Texen Holdings LLC	61,165,664	33%
Robert Haveman	16,850,000	9%

Carl Buccellato	2,000,000	1%
Directors and Executive Officers as a Group	63,165,664	34%

(1)       Based on 184,220,866 shares of common stock issued and outstanding as of March 31, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)       Includes 61,165,664 shares of common stock held of record by Texen Holdings LLC., a Limited Liability Company and for which Mr. Fimrite serves as managing member; Mr. Fimrite disclaims beneficial ownership over all of such shares except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

As at December 31, 2005 we have one compensation plan in place, entitled 2003 Nonqualified Stock Option Plan. This plan has not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
Nil	$N/A	3,650,000

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

During 2005 Texen Holdings LLC, of which Mr. Fimrite is Managing Member, provided capital from time to time to our company resulting in a net loan to our company on December 31, 2005 of $472,439. On December 30, 2005 Texen Holdings LLC purchased 14,000,000 shares of common stock of our company for a purchase price of $700,000.

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

(5)                       Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 17, 2002.

(6)                       Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 4, 2002.

(7)                       Incorporated by reference to our Form S-8 filed with the Securities and Exchange Commission on April 11, 2003.

(8)                       Incorporated by reference to our Form 8-K Registration Statement filed with the Securities and Exchange Commission on July 9, 2003, as amended.

(9)                       Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 12, 2003.

(10)     Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 30, 2004.

(11)     Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on May 20, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

Our board of directors has appointed Epstein Weber & Conover, PLC, Certified Public Accountants, as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Epstein Weber & Conover, PLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005 are $22,885.

The aggregate fees billed by Williams & Webster, our previous auditors, for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 are $23,242.

Audit Related Fees

For the fiscal year ended December 31, 2005, the aggregate fees billed for assurance and related services by Epstein Weber & Conover, PLC relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,800.00.

For the fiscal year ended December 31, 2005, the aggregate fees billed for assurance and related services by Williams & Webster, our previous auditor, relating to our quarterly financial statements for March 31,2005 and June 30, 2005, which are not reported under the caption "Audit Fees" above, were $10,871.

Tax Fees

For the fiscal year ended December 31, 2005, the aggregate fees billed for tax compliance, by Epstein Weber & Conover, PLC were $Nil.

All Other Fees

For the fiscal year ended December 31, 2005 the aggregate fees billed by Epstein Weber & Conover, PLC for other non-audit professional services, other than those services listed above, totaled $ Nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Epstein Weber & Conover, PLC is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of the fees billed by Epstein Weber & Conover, PLC, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Epstein Weber & Conover, PLC independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNRG CORPORATION

/s/ D. Elroy Fimrite

By: D. Elroy Fimrite, President, Chief Executive

Officer, Secretary, Treasurer and Director

(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

May 3, 2006

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

May 3, 2006