Form 10QSB
period 2006-03-31
SNRG CORP
filed 2006-05-19
CIK 1102944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED BALANCE SHEET

March 31, 2006 (Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,607
Accounts receivable- oil and gas sales	221,585
Prepaid expense	285,000
Total Current Assets	510,192

PROPERTY AND EQUIPMENT
Oil and gas, on the basis of successful efforts accounting:
Proved Property, developed and undeveloped wells, related equipment and facilities	26,862,514
Less accumulated depreciation, depletion, and amortization and impairments	(24,655,897)
Net Oil and Gas Properties	2,206,617

OTHER PROPERTY AND EQUIPMENT
Other property and equipment	13,346
Less accumulated depreciation	(5,476)
Total Other Property and Equipment	7,870
OTHER ASSETS
Deposits	150,000
Rubber recycling equipment	2,000,000
Total Other Assets	2,150,000

TOTAL ASSETS	$4,874,679

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED BALANCE SHEETS (continued)

March 31, 2006 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$261,372
Advances from related party	191,109
Notes payable	500,000
Total Current Liabilities	952,481
TOTAL LIABILITIES	$952,481
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Shares, 300,000,000 shares authorized, none issued Common stock, 500,000,000 shares authorized, $0.00001 par value, issued and outstanding: 184,220,866 Shares	$1,842
Additional paid-in capital	34,889,785
Stock options	330,175
Accumulated deficit	(31,299,604)
TOTAL STOCKHOLDERS' EQUITY	3,922,198
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,874,679

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
		2006 (Unaudited)		2005 (Unaudited)
REVENUES
Oil and gas sales		$37,807		$145,882
TOTAL REVENUES		37,807		145,882
GROSS PROFITS FROM PRODUCTION		$37,807		$145,882
EXPENSES
Lease operating		$18,488		$83,892
Compensation		23,869		156,193
General and administrative expense		22,522		47,299
Legal and accounting		21,032		24,376
Depreciation, depletion and amortization		7,181		52,459
Production taxes included in lease operating)		1,744		3,588
TOTAL EXPENSES		$94,836		$367,807
OPERATING LOSS		$(57,029)		$(221,925)
OTHER INCOME AND EXPENSES
Gain (loss) on debt settlement		$67,445		$-
Gain (loss) on disposal of assets				80,049
Interest and finance expenses		-		(978)
TOTAL OTHER INCOME AND EXPENSES		$67,445		$79,071
PROFIT (LOSS) BEFORE INCOME TAXES		$10,416		$(142,854)
INCOME TAXES		-		-
NET PROFIT (LOSS)		$10,416		$(142,854)
NET PROFIT (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		184,220,866		98,740,866

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2006 (Unaudited)	2005 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$10,416	$(142,854)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on debt settlement	(67,445)	-
Gain on sale of assets	-	(80,049)
Depreciation, depletion and amortization	7,181	52,459
Common stock issued for accrued consulting fees	-	98,350
Decrease (increase) in accounts receivable	8,560	(147,825)
Decrease (increase) in accrued oil and gas sales	-	8,727
Decrease (increase) in prepaid expense	(35,000)	-
Increase (decrease) in accounts payable	(421,274)	(43,770)
Increase (decrease) in advances - related party	(281,330)	(8,780)
Net cash provided (used) by operating activities	$(778,892)	$(263,742)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	148,499
Net cash provided by investing activities	-	148,499
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	41,300
Net cash provided (used) by financing activities	-	41,300
Net increase (decrease) in cash	(778,892)	(73,943)
Cash, beginning of period	782,499	121,731
Cash, end of period	$3,607	$47,788

Three Months Ended March 31
	2006 (Unaudited)	2005 (Unaudited)
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for accrued consulting fees	$-	$98,350

See condensed notes to interim financial statements.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

March 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Oil and gas assets are subject to depreciation, depletion and amortization utilizing a unit of production method. Depreciation for drilling equipment and other assets are subject to the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. The Company purchased rubber recycling equipment for usage in conjunction with the Port Assets facility. The Company will dispose of the equipment in 2006. No depreciation has been recorded as the equipment has not operated. The total other property and equipment as of March 31, 2006 was $2,013,346, and the corresponding accumulated depreciation was $5,476.

In connection with the Port Assets transaction, the Company acquired rubber recycling equipment for $2,000,000. Due to the Company not pursuing the operation of the gasification facility, the equipment was not installed. The Company intends to sell the equipment and believes that the proceeds of such a disposal will exceed the carrying cost at March 31, 2006.

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

Capitalized Interest

The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the three months ended March 31, 2006.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit in the amount of $31,299,604 for the period of September 2, 1999 (inception) to March 31, 2006 and a net profit in the amount of $10,416 during the three months ended March 31, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. As of March 31, 2006 the company is not aware of any outstanding compliance issues or obligations.

Principles of Consolidation

The financial statements include those of SNRG Corporation., Texas Brookshire Partners, Inc., Texas Gohlke Partners, Inc., Brookshire Drilling Services, L.L.C., Yegua, Inc., and BWC Minerals, L.L.C. All significant inter-company accounts and transactions have been eliminated

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

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

Revenue Recognition

The Company utilizes the accrual method of accounting for crude oil revenues whereby revenues are recognized as the Company's entitlement share of the oil that is produced and delivered to a purchaser based upon its working interest in the properties. The Company records a receivable (payable) to the extent that it receives less (more) than its proportionate share of the gas revenues. There are no significant gas imbalances at March 31, 2006.

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

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2006, the Company did not issue any shares of its common or preferred stock. As of March 31, 2006, the company had 184,220,866 shares issued and outstanding.

NOTE 4 – RELATED PARTIES

During the three months ended March 31, 2006, the Company received and repaid advances to a related party Texen Holdings LLC, an entity controlled by our President Elroy Fimrite, the net repayments were $281,330 and the balance owing to the related party on March 31,2006 was $191,109.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Regulatory Issues

The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. The Company is unaware of any pending litigation or of past or prospective environmental matters which could impair the value of its properties.

Farmout Agreements

No farmout agreements entered into during the quarter ending March 31, 2006.

Consulting Agreements

During the three months ending March 31, 2006, the Company entered into various per diem and month to month consulting agreements for administrative, advisory, operations management and accounting services. All contracts were with unrelated parties.

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

NOTE 6 – NOTES PAYABLE

At March 31, 2006, the Company’s notes payable consisted of the following:

March 31
2006
RMS Rubber Machinery Systems AG dated October 4, 2005, unsecured, interest accruing at 6% commencing Jan 1 2006, original amount $1,000,000, outstanding $500,000, matures June 30, 2006.	$500,000
Total	500,000
Less current portion of notes payable	500,000
Total long term portion	$-

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Brookshire Dome Field

The Company owns a 96.4% working interest ownership in approximately 24 gross leasehold acres and 16 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. This working interest ownership position consists of 14 wells drilled to date and one water injection well. As of March 31, 2006, 4 wells were producing or capable of producing oil.

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

Reserves attributable to certain oil and gas discoveries are not considered proved as of March 31, 2006 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs. SNRG and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

NOTE 9 – CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily three customers and these receivables are not collateralized. At March 31, 2006, the Company’s accounts receivable from these customers totals $221,585, and revenue from the three customers totals $37,807.

NOTE 10 – STOCK OPTIONS

During the quarter ending March 31, 2006, no shares were granted under the 2003 Nonqualified Stock Option Plan of SNRG Corporation.

The Company had no outstanding exercisable stock options as of March 31, 2006.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE 11 – WARRANTS:

During the quarter ending March 31, 2006, no warrants were issued or exercised.

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

NOTE 14– SUBSEQUENT EVENTS

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

Results from Operations

We continued to improve our quarterly performance in the current quarter with a continuation on control of our expenses while completing the financial and operational reorganization of the company. During the reorganization period we have focused on maintaining our leasehold interests while repositioning the company; a phase that is now complete . Our source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. The level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of fluctuations in price and production levels.

Revenue

We have experienced lower revenue levels this quarter at $37,807 as compared to $145,882 in the quarter ended March 31, 2005. Our existing leases have little capacity to significantly increase revenue as potential increases from existing wells are of limited and short term impact on revenues. Our proposed acquisition in the Western Canadian Basin has significant capacity to rapidly increase revenue with relatively low cost wells in shallow formations.

Capital Expenditure

We did not make any capital expenditures during the current quarter.

Depreciation, Depletion and Amortization

Depreciation and depletion have decreased to $7,181 from $52,459 in the first quarter of 2005 as a result of the limited production during the quarter.

Production Expenses

Production expenses for the quarter were $18,488 as compared to $83,892 for the same quarter in 2005.

The company conducted only enough operating activity to maintain lease obligations.

General and Administrative Expenses

During the quarter our general and administrative expenses were lower than the equivalent quarter of 2005 reflecting the limited activity of the company as we transition from reorganization to a growth and development phase. Legal and accounting expenses for the quarter were comparable to the equivalent period in 2005.

Exploration Outlook

The company has entered into an agreement to acquire a 50% interest in approximately 30,000 acres of oil and gas leases in Saskatchewan, Canada. The initial field data indicates significant reserves of shallow gas and heavy oil. The company has committed to a five well exploratory drilling program scheduled to commence in June 2006.

Financial Condition, Liquidity and Capital Resources

We continue to rely on equity investments or debt increases to finance our operations. We expect to continue operations and believe that with increasing production and lower operating costs we will be able to attract capital as required. We need to raise substantial capital to complete the acquisition of the leasehold interest in Saskatchewan and capital to develop the property. There is no guarantee that we will be successful in acquiring capital on acceptable terms and conditions if at all. If we do acquire the required capital to complete the acquisition and drill exploration and development wells, there is a risk that there may not be hydrocarbons in commercially viable quantities.

Recent Accounting Pronouncements

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We are involved in several litigations and have described these involvements more certainly in our December 31, 2005 10KSB. No new material legal claims have been filed against us or by us since the issuance of the December 31, 2005 10KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We have a total of 184,220,866 shares issued and outstanding as of March 31, 2006. We did not issue any securities during the quarter ended March 31, 2006.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Security Holders during the quarter ending March 31, 2006.

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

(3)       Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 17, 2002.

(4)       Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 26, 2002.

(5)       Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 17, 2002.

(6)       Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 4, 2002.

(7)       Incorporated by reference to our Form S-8 filed with the Securities and Exchange Commission on April 11, 2003.

(8)       Incorporated by reference to our Form 8-K Registration Statement filed with the Securities and Exchange Commission on July 9, 2003, as amended.

(9)       Incorporated by reference to web’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 12, 2003.

(10)	Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on November 30, 2004.

(11)	Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on May 20, 2005.

(12)	Incorporated by reference to our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on May 4, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May 2006.

SNRG CORPORATION (Formerly Texen Oil & Gas, Inc.) (Registrant)
BY:	/s/ D Elroy Fimrite
D Elroy Fimrite, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.