Form 10QSB
period 2006-06-30
SNRG CORP
filed 2006-09-19
CIK 1102944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED BALANCE SHEET

June 30, 2006 (Unaudited)
ASSETS
CURRENT ASSETS
Cash	$20,925
Accounts receivable- oil and gas sales	257,653
Prepaid expense	290,652
Total Current Assets	569,230

PROPERTY AND EQUIPMENT
Oil and gas, on the basis of successful efforts accounting:
Proved Property, developed and undeveloped wells, related equipment and facilities	26,862,514
Less accumulated depreciation, depletion, and amortization and impairments	(24,665,843)
Net Oil and Gas Properties	2,196,671

OTHER PROPERTY AND EQUIPMENT
Other property and equipment	13,346
Less accumulated depreciation	(5,890)
Total Other Property and Equipment	7,456
OTHER ASSETS
Deposits	597,673
Rubber recycling equipment	2,000,000
Total Other Assets	2, 597,673

TOTAL ASSETS	$5,371,030

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED BALANCE SHEET (continued)

June 30, 2006 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$296,684
Advances from related party	687,908
Notes payable	500,000
Total Current Liabilities	1,484,592
TOTAL LIABILITIES	$1,484,592
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Shares, 300,000,000 shares authorized, none issued Common stock, 500,000,000 shares authorized, $0.00001 par value, issued and outstanding: 184,220,866 Shares	$1,842
Additional paid-in capital	34,889,785
Stock options	330,175
Accumulated deficit	(31,335,364)
TOTAL STOCKHOLDERS' EQUITY	3,886,438
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,371,030

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30			Six Months Ended June 30
		2006 (Unaudited)	2005 (Unaudited)		2006 (Unaudited)		2005 (Unaudited)
REVENUES
Oil and gas sales		$99,827	144,704		$137,634		$290,586
TOTAL REVENUES		99,827	144,704		137,634		290,586
GROSS PROFITS FROM PRODUCTION		$99,827	144,704		$137,634		$290,586
EXPENSES
Lease operating		29,312	114,588		47,800		198,480
Compensation		37,760	73,505		61,629		229,698
General and administrative expense		52,481	77,435		75,003		124,734
Legal and accounting		1,069	5,011		22,101		29,387
Depreciation, depletion and amortization		10,360	24,859		17,541		77,318
Production taxes included in lease operating		4,604	7,729		6,348		11,317
TOTAL EXPENSES		$135,586	303,127		$230,422		$670,934
OPERATING LOSS		$(35,759)	(158,423)		$(92,788)		$(380,348)
OTHER INCOME AND EXPENSES
Gain on disposal of assets		-	-				80,049
Gain on settlement of debt		-	89,480		67,445		89,480
Interest Income		-	978		-		978
Interest and finance expenses		-	-		-		(978)
TOTAL OTHER INCOME AND EXPENSES		$-	90,458		$67,445		$169,529
LOSS BEFORE INCOME TAXES		$(35,759)	(67,965)		$(25,344)		$(210,819)
INCOME TAXES		-	-		-		-
NET LOSS		$(35,759)	(67,965)		$(25,344)		$(210,819)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	nil	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		184,220,866	99,115,866		184,220,866		98,928,366

See condensed notes to interim financial statements.

SNRG CORPORATION

(FORMERLY TEXEN OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2006 (Unaudited)	2005 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,344)	$(210,819)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	17,541	77,318
Common stock issued for accrued consulting fees	-	98,350
Gain on property and equipment sales	-	(80,049)
Gain on settlement of debt	(67,445)	(89,480)
Expense paid by transfer of equipment	-	43,000
Decrease (increase) in accounts receivable	(27,508)	(124,607)
Decrease (increase) in accrued oil and gas sales	-	(3,014)
Decrease (increase) in prepaid expense	(40,652)	(35,000)
Decrease (increase) in deposits	(447,673)	-
Increase (decrease) in accounts payable	(385,962)	(273,467)
Increase (decrease) in accounts payable - related party	215,469	(33,408)
Net cash provided (used) by operating activities	$(761,574)	$(631,176)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	105,500
Deposit on facility purchase	-	(150,000)
Purchase of oil and gas interests	-	(700,000)
Net cash provided by investing activities	-	(744,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Notes Payable	-	(10,000)
Proceeds from Notes Payable	-	741,300
Proceeds from common stock issued	-	584,000
Net cash provided (used) by financing activities	-	1,315,300
Net increase (decrease) in cash	(761,574)	(60,376)
Cash, beginning of period	782,499	121,731
Cash, end of period	$20,925	$61,355

Six Months Ended June 30
	2006 (Unaudited)	2005 (Unaudited)
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for accrued consulting fees	$-	$98,350

See condensed notes to interim financial statements.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

June 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Wells and related equipment and facilities, support equipment and facilities and other property and equipment are carried at cost. Oil and gas assets are subject to depreciation, depletion and amortization utilizing a unit of production method. Depreciation for drilling equipment and other assets are subject to the straight-line method over the estimated useful lives of the related assets, which range from five to ten years. The Company purchased rubber recycling equipment for usage in conjunction with the Port Assets facility. The Company will dispose of the equipment in 2006. No depreciation has been recorded as the equipment has not operated. The total other property and equipment as of June 30, 2006 was $2,013,346, and the corresponding accumulated depreciation was $5,890.

In connection with the Port Assets transaction, the Company acquired rubber recycling equipment for $2,000,000. Due to the Company not pursuing the operation of the gasification facility, the equipment was not installed. The Company intends to sell the equipment and believes that the proceeds of such a disposal will exceed the carrying cost at June 30, 2006.

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

Capitalized Interest

The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. No amounts of interest were capitalized in the three months ended June 30, 2006.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit in the amount of $ 31,335,364 for the period of September 2, 1999 (inception) to June 30, 2006 and a net loss in the amount of $35,759 during the three months ended June 30, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. As of June 30, 2006 the company is not aware of any outstanding compliance issues or obligations.

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

June 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company already complies with SFAS 123 and believes that the changes in SFAS 123R will have no material additional effect on the Company. The Company implemented SFAS No. 123R effective January 1, 2006. There have been no grants of stock based compensation for the six months ended June 30, 2006.

Revenue Recognition

The Company utilizes the accrual method of accounting for crude oil revenues whereby revenues are recognized as the Company's entitlement share of the oil that is produced and delivered to a purchaser based upon its working interest in the properties. The Company records a receivable (payable) to the extent that it receives less (more) than its proportionate share of the gas revenues. There are no significant gas imbalances at June 30, 2006.

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

NOTE 3 – COMMON STOCK

During the three months ended June 30, 2006, the Company did not issue any shares of its common or preferred stock. As of June 30, 2006, the company had 184,220,866 shares issued and outstanding.

NOTE 4 – RELATED PARTIES

During the three months ended June 30, 2006, the Company received and repaid advances to a related party Texen Holdings LLC, an entity controlled by our President Elroy Fimrite, the net advances received were $492,798 and the balance owing to the related party on June 30 2006 was $687,907.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Regulatory Issues

The oil and gas exploration and development industry is inherently speculative and subject to complex environmental regulations. The Company is unaware of any pending litigation or of past or prospective environmental matters which could impair the value of its properties.

Farmout Agreements

No farmout agreements entered into during the quarter ending June 30, 2006.

Consulting Agreements

During the three months ending June 30, 2006, the Company entered into various per diem and month to month consulting agreements for administrative, advisory, operations management and accounting services. All contracts were with unrelated parties.

Leases

During the quarter the Company had a month to month lease on office space requiring payments of $1,607 per month. The tenancy was terminated as of July 31 2006.

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

NOTE 6 – NOTES PAYABLE

At June 30, 2006, the Company’s notes payable consisted of the following:

June 30 2006
RMS Rubber Machinery Systems AG dated October 4, 2005, unsecured, interest accruing at 6% commencing Jan 1 2006, original amount $1,000,000, outstanding $500,000, matured June 30, 2006.	$500,000
Total	500,000
Less current portion of notes payable	500,000
Total long term portion	$-

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 7 – OIL AND GAS PROPERTIES

The Company’s oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, may affect the economics of a project, and cause changes or delays in the Company’s activities. The Company’s oil and gas properties are valued at the lower of cost or net realizable value.

Brookshire Dome Field

The Company owns a 96.4% working interest ownership in approximately 24 gross leasehold acres and 16 net leasehold acres located in the Brookshire Dome Field of Waller County, Texas. This working interest ownership position consists of 14 wells drilled to date and one water injection well. As of June 30, 2006, 4 wells were producing or capable of producing oil.

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

Reserves attributable to certain oil and gas discoveries are not considered proved as of June 30, 2006 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs. SNRG and its subsidiaries have no supply contracts to purchase petroleum or natural gas from foreign governments.

NOTE 9 – CONCENTRATION OF RISK

The Company derives its sales and accounts receivable from primarily three customers and these receivables are not collateralized. At June 30, 2006, the Company’s accounts receivable from these customers totals $257,653 and revenue from the three customers totals $137,634.

NOTE 10 – STOCK OPTIONS

During the quarter ending June 30, 2006, no shares were granted under the 2003 Nonqualified Stock Option Plan of SNRG Corporation.

The Company had no outstanding exercisable stock options as of June 30, 2006.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 11 – WARRANTS:

During the quarter ending June 30, 2006, no warrants were issued or exercised.

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

NOTE 13 –PREPAID EXPENSES AND DEPOSITS

The Company has prepaid for a comprehensive, one year term, investor relations contract with WallSt.net in the amount of $250,000. The company has supplied a cash deposit of $50,000 to the Railroad Commission in Texas as a deposit on an operating bond. The company expects to replace the deposit with a bond in 2006. The company has paid a deposit of $100,000 pursuant to oil and gas lease acquisitions in Texas and $497,673 pursuant to oil and gas lease acquisitions in Saskatchewan.

NOTE 14– SUBSEQUENT EVENTS

Subsequent to the end of the quarter we settled the termination of our option agreement with Arapahoe Energy Corp. and as part of the settlement received 100% of the issued and outstanding shares of Torrence Energy Ltd, a Alberta registered company with leasehold interests in producing properties in Zama and Drumheller Alberta.

SNRG Corporation

(Formerly Texen Oil & Gas, Inc.)

June 30, 2006

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

Overview

We are an oil and gas exploration and development company and carry out our operations through our wholly owned subsidiaries. We are currently engaged in the exploration for and development of oil and gas in our properties located in Victoria, DeWitt and Waller Counties, Texas. Our revenue comes from the sale of oil and gas. Our subsidiaries lease approximately 4,211 acres of crude oil and natural gas production properties in Texas. On March 30, 2006 we entered into an agreement with Arapahoe Energy Corporation providing an option to acquire a 50% interest in approximately 30,000 acres in Saskatchewan in the Western Canadian Basin. The option agreement expired on June 30 and we did not elect to exercise the option, however the Company has reached a negotiated termination of the agreement and the concurrent acquisition of an Alberta Company, Torrence Energy Ltd. Torrence holds minority interests in leases of 1,280 gross acres in Drumheller and Zama Alberta.

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

Results from Operations

During the quarter we continued to maintain control of our expenses while completing the financial and operational reorganization of the company. During the reorganization period we have focused on maintaining our leasehold interests while repositioning the company; a phase that is now complete. Our source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. The level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of fluctuations in price and production levels.

Revenue

We have experienced marginally lower revenue levels this quarter at $99,827 as compared to $144,704 in the quarter ended June 30, 2005. Our existing leases have little capacity to significantly increase revenue as potential increases from existing wells are of limited and short term impact on revenues. We do not anticipate significant revenue increases until the company acquires additional production properties.

Capital Expenditure

We did not make any capital expenditures during the current quarter.

Depreciation, Depletion and Amortization

Depreciation and depletion have decreased to $10,360 from $24,859 in the second quarter of 2005 as a result of the limited production during the quarter.

Production Expenses

Production expenses for the quarter were $29,312 as compared to $114,588 for the same quarter in 2005 and represent a significant reduction as a percentage of revenue. The company conducted only enough operating activity to maintain lease obligations.

General and Administrative Expenses

During the quarter our general and administrative expenses at $52,481 were approximately one third lower than the $77,435 incurred in the equivalent quarter of 2005 reflecting the limited activity of the company as we transition from reorganization to a growth and development phase. Legal and accounting expenses for the quarter were slightly lower than the equivalent period in 2005.

Exploration Outlook

The Company decided not to participate in the Saskatchewan lands during the quarter, consequently the company does not have significant exploration prospects at the present time.

Financial Condition, Liquidity and Capital Resources

We continue to rely on equity investments or debt increases to finance our operations. We expect to continue operations and believe that with increasing production and lower operating costs we will be able to attract capital as required. We need to raise substantial capital to complete the acquisition any prospective leasehold interest and capital to develop any property acquired. There is no guarantee that we will be successful in acquiring capital on acceptable terms and conditions if at all. If we do acquire the required capital to complete acquisitions and drill exploration and development wells, there is a risk that there may not be hydrocarbons in commercially viable quantities.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a total of 184,220,866 shares issued and outstanding as of June 30, 2006. We did not issue any securities during the quarter ended June 30, 2006.

Item 3.	Defaults Upon Senior Securities.

The promissory note in the amount of $500,000 was due on June 30. The holder has not demanded repayment.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Security Holders during the quarter ending June 30, 2006.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
21.1	We have the following subsidiaries: Texas Brookshire Partners, Inc. Texas Gohlke Partners, Inc. Brookshire Drilling Service, LLC Yegua, Inc. BWC Minerals, L.L.C. SNRG Canada Corporation

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 for D. Elroy Fimrite
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 for D. Elroy Fimrite

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of September 2006.

SNRG CORPORATION (Formerly Texen Oil & Gas, Inc.) (Registrant)
BY:	/s/ D Elroy Fimrite
D Elroy Fimrite, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.